Form 10-Q/A
period 1996-09-30
COLEMAN WORLDWIDE CORP
filed 1996-12-20
CIK 901038

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                FORM 10-Q/A NO. 1


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from         to

Commission File Number:              1-11962


                            COLEMAN WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                13-3704484
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


1767 DENVER WEST BOULEVARD, GOLDEN, COLORADO              80401
  (Address of principal executive offices)             (Zip Code)


1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO              80401
(Former address of principal executive offices)        (Zip Code)


                                  303-202-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.    /X/  Yes       No
                                     ---      ---

The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of December 9, 1996 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

     The following condensed consolidated financial statements and notes thereto are filed as part of this Amended Quarterly Report on Form 10-Q for the period ended September 30, 1996 to correct the number of shares of The Coleman Company, Inc. Common Stock that secure the Coleman Worldwide Corporation ("Coleman Worldwide") non-recourse guaranty that Coleman Worldwide provided in connection with the Coleman Holdings Inc. July 22, 1993 issuance of Senior Secured Discount Notes due 1998 as further discussed in Footnote 8 of the Notes to Condensed Consolidated Financial Statements. Coleman Worldwide inadvertently failed to reflect the effect of The Coleman Company, Inc. two-for-one stock split on its Common Stock effected in the form of a dividend to stockholders of record on June 28, 1996 which was paid on July 15, 1996. The correct number of shares pledged to secure Coleman Worldwide's non-recourse guaranty is 26,000,000.

                                      INDEX





                         PART I.  FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Operations
               Three months ended September 30, 1996 and 1995 and
               Nine months ended September 30, 1996 and 1995 . . . . . . .    3

          Condensed Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995. . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1996 and 1995 . . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . . .    6

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                         Three Months           Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                        1996       1995       1996       1995
                                                        ----       ----       ----       ----
Net revenues . . . . . . . . . . . . . . . . . . . .  $269,607   $211,817   $995,821   $747,122
Cost of sales. . . . . . . . . . . . . . . . . . . .   229,713    145,885    737,423    513,119
                                                      --------   --------   --------   --------
Gross profit . . . . . . . . . . . . . . . . . . . .    39,894     65,932    258,398    234,003
Selling, general and administrative expenses . . . .    89,351     42,768    215,102    128,288
Interest expense . . . . . . . . . . . . . . . . . .    13,012      9,140     37,762     26,743
Amortization of goodwill and deferred charges. . . .     2,944      2,108      8,402      6,108
Other expense (income), net. . . . . . . . . . . . .       578        133     (1,520)        13
                                                      --------   --------   --------   --------
(Loss) earnings before income taxes,
  minority interest and extraordinary item . . . . .   (65,991)    11,783     (1,348)    72,851
Provision for income tax (benefit) expense . . . . .   (15,534)     4,561      6,248     28,301
Minority interest in (loss) earnings of Camping Gaz        (81)        --      1,870         --
Minority interest in (loss) earnings of Coleman. . .    (8,329)     1,391     (1,092)     8,349
                                                      --------   --------   --------   --------
(Loss) earnings before extraordinary item. . . . . .   (42,047)     5,831     (8,374)    36,201
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit . . . . . . . .        (5)      (787)    (1,244)      (787)
                                                      --------   --------   --------   --------
Net (loss) earnings. . . . . . . . . . . . . . . . .  $(42,052)  $  5,044   $ (9,618)  $ 35,414
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------






            See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                September 30,  December 31,
                                                                    1996           1995
                                                                -------------  ------------
                            ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  43,757      $ 12,065
  Accounts receivable, net . . . . . . . . . . . . . . . . . .     285,529       165,309
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     288,884       216,236
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . .      30,060        20,481
  Prepaid assets and other . . . . . . . . . . . . . . . . . .      21,250        22,420
                                                                ----------       --------
      Total current assets . . . . . . . . . . . . . . . . . .     669,480        436,511
Property, plant and equipment, net . . . . . . . . . . . . . .     203,652        162,691
Intangible assets related to businesses acquired, net. . . . .     339,140        225,247
Note receivable - affiliate. . . . . . . . . . . . . . . . . .      54,739         50,685
Deferred tax assets and other. . . . . . . . . . . . . . . . .      39,109         31,255
                                                                ----------       --------
                                                                $1,306,120       $906,389
                                                                ----------       --------
                                                                ----------       --------

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts and notes payable . . . . . . . . . . . . . . . . .  $  166,674       $ 90,679
  Other current liabilities. . . . . . . . . . . . . . . . . .     135,058         59,213
                                                                ----------       --------
      Total current liabilities. . . . . . . . . . . . . . . .     301,732        149,892

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     744,568        519,640
Income taxes payable - affiliate . . . . . . . . . . . . . . .      43,605         37,846
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      71,839         48,072
Minority interest. . . . . . . . . . . . . . . . . . . . . . .      50,820         49,266

Contingencies. . . . . . . . . . . . . . . . . . . . . . . . .

Stockholder's equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .           1              1

  Additional paid-in capital . . . . . . . . . . . . . . . . .      23,541         23,496
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .      68,205         77,823
  Currency translation adjustment. . . . . . . . . . . . . . .       1,809            353
                                                                ----------       --------
      Total stockholder's equity . . . . . . . . . . . . . . .      93,556        101,673
                                                                ----------       --------
                                                                $1,306,120       $906,389
                                                                ----------       --------
                                                                ----------       --------

            See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months
                                                                    Ended September 30,
                                                                  -----------------------
                                                                     1996          1995
                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . .  $  (9,618)    $  35,414
                                                                  ---------     ---------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .     27,774        19,846
    Non-cash tax sharing agreement provision . . . . . . . . . .      5,759        20,277
    Non-cash restructuring and other charges . . . . . . . . . .     33,268            --
    Interest accretion . . . . . . . . . . . . . . . . . . . . .      8,976         8,474
    Non-cash gain on LYONs conversion. . . . . . . . . . . . . .     (2,755)           --
    Extraordinary loss on early extinguishment of debt . . . . .      2,090         1,290
    Minority interest in earnings of Camping Gaz . . . . . . . .      1,870            --
    Minority interest in (loss) earnings of Coleman. . . . . . .     (1,092)        8,349
    Change in assets and liabilities:
      Increase in receivables. . . . . . . . . . . . . . . . . .    (60,693)      (58,547)
      Increase in inventories. . . . . . . . . . . . . . . . . .    (29,513)      (22,203)
      (Decrease) increase in accounts payable. . . . . . . . . .    (22,216)        4,667
      Other, net . . . . . . . . . . . . . . . . . . . . . . . .     23,729         3,126
                                                                  ---------     ---------
                                                                    (12,803)      (14,721)
                                                                  ---------     ---------
Net cash (used) provided by operating activities . . . . . . . .    (22,421)       20,693
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . .    (27,666)      (21,024)
Purchases of businesses, net of cash acquired. . . . . . . . . .   (158,414)      (19,915)
Increase in note receivable - affiliate. . . . . . . . . . . . .     (4,054)       (6,742)
Proceeds from sale of fixed assets . . . . . . . . . . . . . . .      1,567         1,391
                                                                  ---------     ---------
Net cash used by investing activities. . . . . . . . . . . . . .   (188,567)      (46,290)
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit
  agreement borrowings . . . . . . . . . . . . . . . . . . . . .    (14,686)     (100,213)
Net change in short-term borrowings. . . . . . . . . . . . . . .     33,215        14,137
Proceeds from issuance of long-term debt . . . . . . . . . . . .    235,678       200,000
Repayment of long-term debt. . . . . . . . . . . . . . . . . . .     (9,908)      (74,320)
Debt issuance and refinancing costs. . . . . . . . . . . . . . .     (2,296)       (3,494)
Purchases of Company common stock. . . . . . . . . . . . . . . .     (2,329)       (4,086)
Proceeds from stock options exercised. . . . . . . . . . . . . .      1,724         3,633
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         45           130
                                                                  ---------     ---------
Net cash provided by financing activities. . . . . . . . . . . .    241,443        35,787
                                                                  ---------     ---------
Effect of exchange rate changes on cash. . . . . . . . . . . . .      1,237         1,360
                                                                  ---------     ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . .     31,692        11,550
Cash and cash equivalents at beginning of the period . . . . . .     12,065         8,319
                                                                  ---------     ---------
Cash and cash equivalents at end of the period . . . . . . . . .  $  43,757     $  19,869
                                                                  ---------     ---------
                                                                  ---------     ---------

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

     The accompanying unaudited condensed consolidated financial statements of Coleman Worldwide include the accounts of Coleman Worldwide and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Worldwide annual report on Form 10-K for the year ended December 31, 1995.

2.   INVENTORIES

     The components of inventories consist of the following:

                                           September 30,    December 31,
                                                1996            1995
                                           -------------    ------------

          Raw material and supplies          $ 84,639         $ 57,653
          Work-in-process                       7,667            5,389
          Finished goods                      196,578          153,194
                                             --------         --------

                                             $288,884         $216,236
                                             --------         --------
                                             --------         --------

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

                                                       Nine Months ended
                                                          September 30,
                                                     -----------------------
                                                         1996         1995
                                                     ----------    ---------
     Net revenues. . . . . . . . . . . . . . . . . . $1,021,975    $ 971,840
     (Loss) earnings before extraordinary item . . .     (8,508)      39,396
     Net (loss) earnings . . . . . . . . . . . . . .     (9,752)      38,609

4.   RELATED PARTY TRANSACTION

     The Company has entered into an agreement with an affiliate in which the Company expects to realize tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized. Substantially all of the estimated $1,800 benefit is reflected in Coleman Worldwide's provision for income taxes for the nine month period ended September 30, 1996, with approximately $564 of this benefit reflected in Coleman Worldwide's provision for income taxes during the three month period ended September 30, 1996.

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

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

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

     The Notes will mature on May 27, 1998 and are secured by all the shares of Coleman Worldwide. In connection with Coleman Holdings' Notes issuance, Coleman Worldwide has provided a non-recourse guaranty, which is secured by its pledge of 26,000,000 shares of Coleman Common Stock. There will be no periodic payment of interest on the Notes. The aggregate principal amount of the Notes represents a yield to maturity of 10.875% per annum (computed on a semi-annual bond equivalent basis) calculated from July 22, 1993.

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COLEMAN WORLDWIDE CORPORATION
                                                (Registrant)



Date:  December 18, 1996               By: /s/ Irwin Engelman
     ---------------------                 ----------------------------------
                                           Irwin Engelman
                                           Executive Vice President and Chief
                                           Financial Officer