Form 10-K405
period 1996-12-31
COLEMAN WORLDWIDE CORP
filed 1997-03-31
CIK 901038

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-K
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended      DECEMBER 31, 1996
                                      or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

Commission file Number              1-11962

                         COLEMAN WORLDWIDE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-3704484
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

    1767 DENVER WEST BLVD., GOLDEN, COLORADO                        80401
    ----------------------------------------                     ----------
    (Address of principal executive offices)                     (Zip Code)

       1526 COLE BLVD., GOLDEN, COLORADO                            80401
-----------------------------------------------                  ----------
(Former address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  303-202-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
--------------------------------------                  -----------------------
LIQUID YIELD OPTION-TM- NOTES DUE 2013                  NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X   Yes        No
                                                  -----      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                                   [ X ]

    The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of March 17, 1997 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                          INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement of The Coleman Company, Inc. for its Annual Meeting of Shareholders to be held on May 13, 1997, which is to be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.



                     Exhibit Index at pages 22 through 30

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                          1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS


                                    PART I

                                                                            PAGE
                                                                            ----
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   11


                                    PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . . . .   11
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .   12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .   13
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .   19
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure. . . . . . . . . . . . . . . . . . . .   19


                                   PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .   19
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   21
Item 12. Security Ownership of Certain Beneficial Owners and Management. .   21
Item 13. Certain Relationships and Related Transactions. . . . . . . . . .   21


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .   22
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                                        PART I


ITEM 1.    BUSINESS

OVERVIEW

    Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option TM Notes due 2013 (the "LYONs" TM). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman " or the "Company" ) which represents approximately 83% of the outstanding Coleman common stock as of March 15, 1997. Coleman is a leading manufacturer and marketer of consumer products for the outdoor recreation and hardware markets on a global basis. The Company's products have been sold domestically and internationally under the Coleman brand name since the 1920s. The Company believes its strong market position is attributable primarily to its well-recognized trademarks, particularly the Coleman brand name, broad product line, product quality and innovation, and marketing, distribution and manufacturing expertise.

BACKGROUND

    Coleman was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of New Coleman Holdings Inc. ("Holdings"), an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco"). Holdings (then named The Coleman Company, Inc.) was acquired (the "Acquisition") in 1989 by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings", and, together with Mafco, "MacAndrews & Forbes"), a corporation wholly owned through Mafco by Ronald O. Perelman. Coleman is a subsidiary of Coleman Worldwide, which is an indirect wholly-owned subsidiary of Holdings. In March 1992, the Company completed an initial public offering of its common stock (the "IPO"), and Coleman Worldwide's ownership interest in the Company is approximately 83%.

    The Company has made several acquisitions in recent years designed to expand its product lines in the outdoor recreation market. In 1996, the Company acquired the French company Application des Gaz ("ADG" or "Camping Gaz"), which is a leader in the European camping equipment market. In 1995, the Company acquired Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories. In 1994, the Company acquired substantially all of the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (together, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. In 1993, the Company acquired substantially all of the assets associated with the butane business of the Taymar Group ("Taymar") in the United Kingdom and substantially all of the assets of S.V.B. Caravan Camping S.p.a. and Cadia S.r.l. (together, "S.V.B.") in Italy. Taymar manufactures and distributes lightweight butane camping lanterns and stoves, as well as butane gas torches and other
accessories.   S.V.B. manufactures and distributes a wide range of products for the camping and hardware markets under the S.V.B. brand name.

    The Company also restructured certain operations in the outdoor recreation market. In 1994, the Company restructured its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. In 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994.

    The Company has also expanded its presence in the hardware market through its acquisition in 1996 of the assets of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of smoke alarms, thermostats and carbon monoxide detectors, its acquisition in 1995 of substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment, and its acquisition in 1994 of substantially all of the assets of Sanborn Manufacturing Company ("Sanborn"), a manufacturer of a broad line of portable and stationary air compressors.

PRODUCTS

    The Company participates in two primary markets, outdoor recreation and hardware.

OUTDOOR RECREATION

    The Company's principal products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products for recreational use. These products are distributed predominantly through mass merchandisers, sporting goods chains and outdoor specialty stores.

    LANTERNS AND STOVES. Coleman believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. Coleman's liquid fuel appliances include single and dual fuel-powered lanterns and stoves. Coleman also manufactures a broad range of propane- and butane-fueled lanterns and stoves, which allow the user to regulate the intensity of light or heat. These products are manufactured at the Company's facilities located in the United States and Europe and are marketed under the Coleman, Camping Gaz and Peak 1 brand names.

    FUEL. The Company is a leading supplier to the worldwide camping and outdoor recreation market of propane and butane cartridges and camping fuel. In addition to manufacturing and filling disposable propane cartridges and refillable LPG cylinders, Coleman sells camping fuel that is refined and canned to its specifications by various suppliers, fills butane gas cartridges and purchases butane-filled gas cartridges from third-party vendors for sale to customers throughout the world. These products are marketed under the Coleman, Camping Gaz and Peak 1 brand names.

    COOLERS AND JUGS. The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes. The Company's cooler line includes personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. Coleman's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide and under the Camping Gaz brand name in Europe. In addition, the Company also manufactures coolers and jugs for third parties to be given away as promotions or sold with the customer's own products as a premium.

    RECREATIONAL SOFT GOODS. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks, daysacks, sports bags, duffle bags and rucksacks. These products are manufactured at the Company's facilities located in the United States and Puerto Rico or sourced from third-party vendors who manufacture them to the Company's specifications. The Company's tents and sleeping bags are marketed under the Coleman and Peak 1 brand names, while its daysacks, sport bags and related products are marketed under the Coleman, Eastpak and newly licensed Timberland brand names. In addition to mass merchandisers, sporting goods chains and outdoor specialty stores, the Company distributes daysacks, sports bags and duffle bags through college bookstores and luggage shops.

    OUTDOOR FURNITURE. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails brand names. These products are manufactured predominantly at the Company's facilities located in the United States.

    ELECTRIC LIGHTS. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate, Job-Pro and Camping Gaz brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights.

    SPAS. The Company manufactures and markets a wide range of spas, which are made primarily from acrylic, for residential applications. These products are manufactured at the Company's facility located in the United States and are distributed through a nationwide dealer network.

    CAMPING ACCESSORIES. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are manufactured by third-party vendors to Coleman's specifications and are marketed under the Coleman brand name.

HARDWARE

    The Company's principal products include portable generators, portable and stationary air compressors, pressure washers, and safety and security products such as smoke alarms, carbon monoxide detectors and thermostats.

    GENERATORS. The Company is a leading manufacturer and distributor of portable generators in the United States and worldwide. These products are manufactured by the Company, using engines manufactured by Tecumseh, Briggs & Stratton, Vanguard, Honda and Kawasaki, at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains. With its acquisition of ATI, the Company now produces advanced, light-weight generators.

    AIR COMPRESSORS. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains.

    PRESSURE WASHERS. The Company offers a line of pressure washers manufactured at its facilities located in the United States and distributed predominantly through mass merchandisers and home center chains under the Coleman Powermate brand name.

    SAFETY AND SECURITY PRODUCTS. The Company manufactures a range of safety and security products for residential use, primarily smoke alarms, carbon monoxide detectors and thermostats. The Company manufactures these products at its facilities located in Mexico and markets them under the Firex, Code 1 and Coleman Sheltra brand names. These products are distributed predominantly through electrical wholesalers, mass merchandisers, and home center chains in North America and selected foreign countries, primarily Australia and the United Kingdom.

BUSINESS STRATEGY

    The Company's business strategy is to build upon its reputation as a leading manufacturer and marketer of high quality brand name consumer products for the outdoor recreation and hardware markets. The specific operating strategies include:

FOCUS ON QUALITY AND SERVICE

    Since the business of the Company was founded in the early 1900's, Coleman has built a reputation for its quality products and superior customer service. The Company is committed to continuing, and building upon, this reputation.

INTRODUCING NEW PRODUCTS

    The Company plans to continue introducing new products. Management intends to focus on leveraging the Company's existing technologies, processes and expertise to maximize the speed and efficiency of new product development and introductions.

DEVELOPING EXISTING BRANDS

    The Company believes it has some of the more prominent brand names in the outdoor recreation and hardware markets and plans to strengthen these brands through superior product design, advertising, and promotion.

EXPANDING INTERNATIONAL MARKETS

    Coleman is currently a market leader in several product categories in Europe and Japan. The Company plans to utilize its well-established infrastructures in Europe and Japan to expand in other core product categories and to invest appropriately to develop and build businesses in new geographic markets.

DEVELOPING HUMAN RESOURCES

    The Company plans to continue developing, training, and motivating its personnel at all levels to achieve excellence, including developing and building its team of experienced managers.

OPERATING EFFICIENCY

    The Company plans to continue seeking ways to further improve the quality and efficiency of its business processes in order to ensure quality and realize cost savings, including, among other things, exiting low margin product lines and businesses and consolidating manufacturing, distribution and administrative facilities.

SALES AND MARKETING

    The following table sets forth the net revenues by class of products for the years ended December 31, 1996, 1995 and 1994.

                                          1996           1995           1994
                                       ----------     ----------     ----------
                                                    (In millions)
Outdoor Recreation . . . . . . . .     $    859.6     $    688.9     $    563.7
Hardware . . . . . . . . . . . . .          360.6          244.7          187.9
                                       ----------     ----------     ----------
     Total . . . . . . . . . . . .     $  1,220.2     $    933.6     $    751.6
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

    In the United States and Canada, the Company's outdoor recreation products are sold by the Company's own sales force and, to a lesser extent, by sales representatives that serve specialty markets and related distribution channels. Spa products, however, are sold by independent sales representatives to a nationwide dealer network and, to a lesser extent, by regional sales managers employed by the Company. The Company's hardware products are sold by Company and independent sales representatives.

    The Company promotes its products through national and local advertising campaigns, frequently coordinating with retailers' promotions to maximize the benefits of its advertising efforts.

    Coleman's major customers include Canadian Tire, Home Depot, Kmart, Price/Costco, Target, and Wal-Mart. Wal-Mart and its affiliates accounted for approximately 15% of the Company's 1996 consolidated net revenues. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes its relationship with Wal-Mart is satisfactory and the Company has no reason to believe Wal-Mart will not continue as a customer.

    International sales represented 32%, 24% and 23% of net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. For 1996, approximately 79% of the Company's international sales were in Japan and Europe, with the balance in Latin America, Asia-Pacific, Africa and the Middle East. The Company has sales administration offices and warehouse and distribution facilities in Australia, Austria, Belgium, Brazil, the Czech Republic, France, Germany, Hungary, Italy, Japan, The Netherlands, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. Each office is responsible for sales and distribution of the Company's products in the territories assigned to that office. The Company's direct export operations market its products directly to international customers in certain other markets through Company sales managers, independent distributors, and commissioned sales representatives. In total, the Company sells its products in more than 100 countries.

SEASONALITY

    The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year.

COMPETITION

    The markets in which the Company operates are highly competitive, based primarily on product quality, product innovation, price and customer service and support. The Company's competitors vary according to product lines. The Company believes that no other company produces and markets the breadth of camping and outdoor recreation products marketed by the Company. Lanterns and stoves compete with, among others, products offered by Century Primus (a unit of Century Tool & Manufacturing Inc.), American Camper (a unit of Brunswick Corporation) and Dayton Hudson Corporation. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. (a unit of Brunswick Corporation) and The Thermos Company (a unit of Nippon Sanso KK). The Company's sleeping bags compete with, among others, American Recreation and Slumberjack (units of Kellwood Company), Academy Broadway Corp. and MZH Inc. (a unit of Brunswick Corporation), as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Sears, Wenzel (a unit of Kellwood Company), Eureka (a unit of Johnson Worldwide Associates, Inc.) and Mountain Safety Research (a unit of Thaw Corporation), as well as certain private label manufacturers. The Company's backpack products compete with, among others, American Camper (a unit of Brunswick Corporation), JanSport (a unit of VF Corporation), Nike, Outdoor Products and Kelty (a unit of Kellwood Company), as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready (a unit of Ralston Purina Company) and Rayovac Corporation. The Company's spas compete with, among others, Watkins Manufacturing Corporation (d.b.a. Hot Springs, a unit of Masco Corporation) and Clark Manufacturing Company, Inc. (d.b.a. Sundance Spas). The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. Alfred Karcher, Inc. and Sears are the Company's primary competitors in pressure washers. The Company's safety and security products compete primarily with First Alert, American Sensor and Nighthawk (a unit of Williams Holding PLC). In addition, the Company competes with various other entities in international markets.

PATENTS, TRADEMARKS, AND LICENSES

    The Company's operations are not significantly dependent upon any single or related group of patents. While the Company does not believe any single trademark is material to its business other than the "Coleman" word mark and the "Coleman in parallelogram with lantern symbol" logo mark, it believes its trademarks taken as a whole are material to its business. Accordingly, the Company has taken, and will continue to take, actions to protect its interests in all such trademarks.

    The Company licenses the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by Holdings. The Company's general merchandise licensing activities involve licensing the Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. In connection with the divestitures of certain businesses after the Acquisition, Holdings entered into trademark license agreements with the purchasers of these businesses. The Company and Holdings receive no direct financial remuneration from the use of the Coleman name by the purchasers of the divested businesses. The Company's licensing activities are not material to the results of operations of the Company.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are linked to the process of marketing its products. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. The Company's research and development is performed primarily by an in-house team of marketing managers, engineers, draftsmen and product testers using tools such as computer-assisted design and a variety of consumer research techniques.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

    The Company operates in a single business segment. Certain information concerning geographic segments of the Company is set forth in Note 16 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K Annual Report.

EMPLOYEES

    As of December 31, 1996 the Company employed approximately 4,200 persons full time in the United States and 2,800 persons internationally. None of the Company's United States employees are represented by unions. The Company's Canadian warehouse employees are represented by a union. All of the approximately 350 production employees at the Company's operations in France and Italy and the approximately 1,100 production employees at the Company's operations in Mexico are represented by unions. The Company believes that its relations with its employees are satisfactory and that its employees, many of whom have long experience with the Company, represent a valuable resource.

ITEM 2.  PROPERTIES

    The Company's principal properties as of December 31, 1996 are as follows:

                                                                        Building
                                                                         Square
       Location                   Principal Use                          Footage
       --------                   -------------                         --------
St Genis Laval,         Manufacture of lanterns and stoves, filling     2,070,000
 France                 of gas cylinders, and assembly of barbeques;
                        office and warehouse

Wichita, KS             Manufacture of lanterns and stoves and          1,162,000
                        insulated coolers and jugs; research and
                        development and design operations;
                        office and warehouse

New Braunfels, TX       Manufacture of insulated coolers and other       338,000
                        plastic products

Lake City, SC           Manufacture of sleeping bags                     168,000

Springfield, MN         Manufacture of air compressors                   166,000

Cedar City, UT          Manufacture of sleeping bags                     160,000

Kearney, NE             Manufacture/assembly of portable generators      155,000
                        and pressure washers; office and warehouse

Pacola, OK              Manufacture of outdoor folding furniture         123,000

Maize, KS               Manufacture of propane cylinders and             116,000
                        machined parts

Chihuahua, Mexico       Manufacture of smoke alarms and carbon           110,000
                        monoxide detectors

Hastings, NE            Manufacture of pressure washers and generators   103,000

New Ulm, MN             Manufacture of air compressors                    90,000

Morovis and Orocovis,   Manufacture of daypacks, sports bags, and         80,000
 Puerto Rico            related products

Chandler, AZ            Manufacture of acrylic spas; office and           78,000
                        warehouse

Centenaro di Lonato,   Manufacture of butane lanterns, stoves             77,000
 Italy                 and heaters; office and warehouse

Stockport, England     Manufacture of butane cylinders, torches,          60,000
                       lanterns and stoves; office and warehouse

    The Wichita, Kansas; New Braunfels, Texas; Lake City, South Carolina; Cedar City, Utah; Pacola, OK; Chandler, Arizona; New Ulm and Springfield, Minnesota; Centenaro di Lonato, Italy; and Stockport, England facilities are owned by the Company. The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend for three additional ten-year periods. The Maize, Kansas facility is leased by the Company under leases that terminate in 2005. The Company has an option to purchase this facility at the end of the lease period. The Hastings, Nebraska facility is leased by the Company for a term that expires in 1999 with options to extend the lease for three additional one-year periods and an option to purchase the facility during the lease term including renewal periods. The Puerto Rico facilities in Morovis and Orocovis are leased for terms that expire in 1999 and 2007, respectively. The warehouse portion of St. Genis Laval, France is leased for terms that expire in 1998, the remaining facility is owned. 48,000 square feet of the Chihuahua, Mexico property are leased for terms that expire in 1998, and the remaining facility is owned.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

    GILBERT AND MOSLEY SITE. As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the downtown Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic chemicals ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1988 by Coleman, indicated that the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

    The City of Wichita has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination in the Gilbert and Mosley Site. Coleman has entered into an agreement with KDHE in which Coleman agreed to perform a similar study for the Coleman property and to implement remedial activities at its property. In addition, Coleman entered into an agreement with the City of Wichita in which Coleman agreed to fund its proportionate share of the City's study and remediation of the Gilbert and Mosley site.

    All previously filed lawsuits alleging that properties in the downtown Wichita area were diminished in value as a result of discharges of volatile organic chemicals from Coleman's downtown Wichita facility have been settled and dismissed.

    MAIZE SITE. Coleman has undertaken a soil and groundwater investigation at its facility in Maize, Kansas (the "Maize Site"). Results indicate that limited VOC contamination is present in the groundwater under and to the southeast of the facility. The data has been reported to the KDHE, and Coleman has entered into an agreement with KDHE to implement appropriate remedial actions. The remediation system has been installed, and Coleman is in the process of remediating the contaminated groundwater.

    NORTHEAST SITE. In 1990 Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated that contamination was migrating onto the Coleman property from up gradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed. Additions to the interim remediation system are planned for installation during 1997.

    LAKE CITY SITE. In 1992 Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances the contamination appears to relate to the activities of a previous occupant of the Lake City Site. The results of the investigation have been reported to the appropriate South Carolina environmental agency. Coleman has demanded that the prior owner and occupant undertake appropriate action.

At the state's request, Coleman has undertaken additional investigations. Coleman has also commenced legal proceedings against the prior owner.

    The Company has adopted an environmental policy designed to ensure that the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures that it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1996 and are not expected to be significant in the foreseeable future. Coleman has established reserves for environmental matters, including the investigations, remedial activities and litigation described above.

OTHER

    The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business, including environmental matters and product liability lawsuits that are incidental to its business. Coleman Worldwide believes the ultimate disposition of these matters is not expected to have a material adverse effect on Coleman Worldwide's consolidated financial condition or results of operations. Coleman Worldwide and the Company have entered into a cross-indemnification agreement with Holdings pursuant to which Coleman will indemnify Holdings against all liabilities related to businesses transferred to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All of the equity securities of Coleman Worldwide are owned indirectly by Mafco Holdings Inc., a corporation wholly owned by Ronald O. Perelman, and there is no public market therefor.

    Coleman Worldwide did not sell any unregistered securities during 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    Coleman Worldwide is a holding company formed in March 1993 and holds 44,067,520 shares of Coleman Common Stock which represents approximately 83% of the outstanding Coleman Common Stock as of March 15, 1997. Coleman was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of Holdings. Due to Coleman Worldwide's approximately 83% ownership of Coleman, the Consolidated Financial Statements of Coleman Worldwide include the accounts of Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions. Minority interest primarily represents the minority shareholders' proportionate share of the results of operations and equity of Coleman. The selected financial data for the years presented in the table below have been derived from the Consolidated Financial Statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K Annual Report.

                                                                           (IN THOUSANDS)
                                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1996         1995        1994        1993        1992
                                                    ----------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . . . . . .    $1,220,216    $933,574    $751,580    $575,415    $505,815
Cost of sales (a). . . . . . . . . . . . . . . .       928,497     649,427     535,710     400,052     350,141
                                                    ----------    --------    --------    --------    --------
Gross profit . . . . . . . . . . . . . . . . . .       291,719     284,147     215,870     175,363     155,674
Selling, general and
  administrative expenses (a). . . . . . . . . .       291,862     174,870     128,561     102,197      92,711
Asset impairment charge (b). . . . . . . . . . .            --      12,289          --          --          --
Restructuring expense (c). . . . . . . . . . . .            --          --      18,456          --          --
Interest expense, net. . . . . . . . . . . . . .        50,767      35,930      24,031      15,733      14,465
Amortization of goodwill and
  deferred charges . . . . . . . . . . . . . . .        11,056       8,309       6,667       5,752       6,002
Gain on IPO (d). . . . . . . . . . . . . . . . .            --          --          --          --     (54,515)
Other (income) expense, net. . . . . . . . . . .        (1,604)        283       1,138         766       1,343
                                                    ----------    --------    --------    --------    --------
(Loss) earnings before income taxes,
  minority interest and extraordinary item . . .       (60,362)     52,466      37,017      50,915      95,668
Income tax (benefit) expense (a) . . . . . . . .       (14,753)     19,861      10,437      21,225      40,713
Minority interest. . . . . . . . . . . . . . . .        (5,390)      6,696       5,734       6,401       4,428
                                                    ----------    --------    --------    --------    --------
(Loss) earnings before extraordinary item. . . .       (40,219)     25,909      20,846      23,289      50,527
Extraordinary loss on early  extinguishment
  of debt, net of income taxes . . . . . . . . .        (1,244)       (787)       (677)         --          --
                                                    ----------    --------    --------    --------    --------
Net (loss) earnings. . . . . . . . . . . . . . .    $  (41,463)   $ 25,122    $ 20,169    $ 23,289    $ 50,527
                                                    ----------    --------    --------    --------    --------
                                                    ----------    --------    --------    --------    --------

                                                                            DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1996         1995        1994        1993        1992
                                                    ----------    --------    --------    --------    --------
BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . . . .    $1,206,449    $906,389    $755,026    $552,660    $443,781
Long-term debt
  (including current portions) . . . . . . . . .       758,207     520,691     446,216     313,242     237,098
Minority interest. . . . . . . . . . . . . . . .        45,088      49,266      42,233      39,952      36,372
Total stockholder's equity . . . . . . . . . . .        62,668     101,673      76,782      55,220      54,778

------------------------
(a) During 1996, the Company recorded restructuring and certain other charges totaling $52,516, net of tax. Cost of sales includes a pre-tax charge of $44,005, selling, general and administrative expenses include a pre-tax charge of $30,195, and the provision for income tax benefit includes $21,684 of net tax benefits resulting from these charges.
(b) Asset impairment charge reflects primarily the non-recurring charge taken in connection with the adoption of FAS 121.
(c) Restructuring expense reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.
(d) Gain on IPO represents the gain to Coleman Worldwide on the sale of approximately 18% of the Coleman Common Stock in the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Coleman Worldwide is a holding company with no business operations or source of income of its own. Accordingly, except as otherwise indicated, the following discussion relates to the results of operations of the Company.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Coleman Worldwide and the notes thereto included elsewhere in this Form 10-K Annual Report.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Net revenues in 1996 and 1995 were $1,220.2 million and $933.6 million, respectively, an increase of $286.6 million, or 30.7% with outdoor recreation products increasing by $170.7 million or 24.8% and hardware products increasing $115.9 million or 47.4%. Geographically, United States and Canada revenues increased 15.6%, while international revenues increased 79.5%.

    Outdoor recreation products revenues increased $170.7 million or 24.8%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable outdoor recreation product revenues increased approximately 6.4%. Significant revenue gains were experienced in the backpack, tent and sleeping bag businesses, primarily in international markets. In addition, the Company successfully introduced a new line of camping accessories and expanded its heater and light businesses. These gains were substantially offset by poor weather conditions during the camping season in North America and the economic downturn experienced in Japan, both of which adversely affected the demand for the Company's camping products. Hardware products revenues increased 47.4% or $115.9 million. Excluding the impact of the Seatt acquisition, comparable hardware products revenues increased approximately 13.8%, driven by strong generator and pressure washer sales.

    Gross margins, excluding the impact of restructuring and other charges totaling $44.0 million which are more fully discussed below, decreased as a percent of sales by 2.9 percentage points from 30.4% in 1995 to 27.5% in 1996. This decrease is primarily the result of lower margins associated with the Company's backpack business and the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

    Selling, General and Administrative ("SG&A") expenses, excluding $30.2 million of restructuring and other charges as discussed more fully below, were $261.5 million in 1996 compared to $174.7 million in 1995, an increase of 49.7%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

    During 1996, the Company recorded restructuring and certain other charges totaling $52.5 million net of tax. The restructuring charges total $45.1 million, net of tax, and consist of charges to a) integrate the Camping Gaz and Coleman operations into a single global recreation products business, b) exit the low-end electric pressure washer business, c) exit a portion of the Company's battery powered light business and settle certain litigation with respect to this business, and d) increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $7.4 million, net of tax, relate to certain asset write-offs and other tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $44.0 million, SG&A expenses includes a pre-tax charge of $30.2 million, and the provision for income tax expense includes $21.7 million of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges.

    The Company's interest expense was $38.7 million in 1996 compared with $24.5 million in 1995, an increase of $14.2 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $12.1 million of interest expense in 1996 compared with $11.4 million in 1995, an increase of $0.7 million, or 5.8%. This increase is a result of the effects of compounding interest related to the LYONs.

    The Company recorded an income tax benefit in 1996 of $10.9 million, which includes the net tax benefits of $21.7 million associated with restructuring and other charges discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $10.8 million or 45.0% of pre-tax earnings, excluding restructuring and other charges, as compared to a provision for income tax expense of $24.5 million or 37.9% of pre-tax earnings in 1995. The increase is primarily due to losses of certain foreign subsidiaries for which the Company has not recognized a tax benefit and the impact of non-deductible goodwill amortization. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $3.9 million in 1996 and $4.6 million in 1995 or approximately 38% of Coleman Worldwide's unconsolidated pre-tax loss in each period.

     The Company obtained control of approximately 70% of Camping Gaz in March 1996 and obtained control of the remaining 30% in July 1996. Accordingly, the minority interest in Camping Gaz for 1996 primarily represents the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996. Minority interest in Camping Gaz also includes the interests of minority shareholders in certain subsidiary operations of Camping Gaz.

    Minority interest in the loss of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 83% ownership of Coleman's common stock.

    During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement. During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes) which represents a write-off of the related unamortized financing costs associated with its previous credit agreement.


YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

    Net revenues in 1995 and 1994 were $933.6 million and $751.6 million, respectively, an increase of $182.0 million, or 24.2% with outdoor recreation products increasing by $125.2 million or 22.2% and hardware products increasing $56.8 million or 30.2%. Geographically, United States and Canada revenues increased 24.0%, while international revenues increased 25.1%.

    Outdoor recreation products revenues increased $125.2 million or 22.2%. The sales increase includes the effects of a full twelve months of the Eastpak business, a business acquired in November 1994. The sales increase also reflects strong performance in the sleeping bag, tent, and the core camping businesses, particularly in Japan. Sales of coolers and jugs increased overall in part due to a thermo-electric cooler premium promotion that began in early 1995. In addition, price increases in selected areas also helped to compensate for the loss of revenues attributable to the German operations which were sold in the third quarter of 1994. Hardware products revenues increased 30.2% or $56.8 million. The sales increase includes the effects of a full twelve months of the compressor business, a business acquired in April of 1994. Pressure washer unit sales continued to increase although per unit sales prices declined somewhat in the latter half of 1995 in response to a more competitive market. In addition, generator sales were up primarily as a result of storm activity in the latter half of 1995.

    Gross margins increased as a percent of sales by 1.7 percentage points from in 28.7% in 1994 to 30.4% in 1995. The margin improvement is due to the favorable effects of the mix of products sold including higher margin new products. Gross margins were negatively impacted in 1995 due to manufacturing inefficiencies, integration costs and pricing issues at the Company's Brazilian operations. Cost of sales in 1995 also includes a $6.3 million benefit resulting from the effects of marking to market the Company's forward exchange contracts pursuant to the guidance of the Emerging Issues Task Force (the "EITF") in its consensus opinion of EITF 95-2 "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party", which was adopted in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the Company routinely used forward exchange contracts to hedge certain intercompany commitments and deferred recognition of forward exchange contract gains and losses until the component of the related hedge transaction was completed and recognized in income.
Cost of sales in 1994 also includes a $2.2 million charge resulting from an increase in the Company's reserves for estimated costs of environmental remediation efforts.

    SG&A expenses were $174.7 million in 1995, compared to $128.5 million in 1994, an increase of 36.0%. The increase in SG&A expenses is primarily related to the Company's selling and marketing organization, SG&A expenses associated with the businesses acquired in 1994, and expenses associated with the relocation of Corporate, certain International and Hardware offices. Reduced annual expenses associated with certain insurance programs helped reduce the overall increase in SG&A.

    During the fourth quarter of 1995, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). In connection with the adoption of FAS 121 the Company recognized an asset impairment charge of $12.3 million ($9.9 million after tax) related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and, in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, dramatically downsizing the manufacturing operations and reducing SG&A and other overhead. Because of these actions, the Company performed an impairment review pursuant to the guidelines set forth in FAS 121 and concluded that a recognition of an asset impairment charge was appropriate.

    During September 1994, the Company restructured its German manufacturing operations in a move to strengthen its European business and eliminate unprofitable operations. The German restructuring resulted in a one-time charge of approximately $18.0 million before tax and included severance costs of $1.5 million, commitments to third parties of approximately $5.5 million, and write-downs of leasehold improvements and other assets to estimated realizable values aggregating $11.0 million. In connection with the restructuring, the Company recognized tax benefits of approximately $10.9 million relating to the write-off of the Company's investment in its German operations. The Company also announced a plan to change from manufacturing to sourcing for certain textile product lines and to exit the market for personal flotation devices. This plan resulted in a $0.5 million pretax charge.

    The Company's interest expense was $24.5 million in 1995 and $13.4 million in 1994, an increase of $11.1 million. This increase was primarily the result of higher borrowings in 1995 necessary to support the Company's acquisitions and increased working capital needs related to the growth of the Company and, to a lesser extent, higher interest rates in 1995. On an unconsolidated basis, Coleman Worldwide had an additional $11.4 million of interest expense in 1995 compared with $10.6 million in 1994, an increase of $0.8 million, or 6.9%. This increase is a result of the effects of compounding interest related to the LYONs.

    Minority interest represents the minority stockholders' proportionate share of the results of operations of the Company, which is reflected on Coleman Worldwide's Consolidated Financial Statements because of the sale of approximately 18% of the Coleman Common Stock in the IPO in 1992. Minority interest increased in 1995 due to an increase in the Company's income in 1995.

    The Company's effective income tax rate was 37.9% in 1995 compared with 30.6% in 1994. The increase in the effective tax rate in 1995 as compared to 1994 is primarily due to higher taxes on foreign earnings in the

1995 period as compared to the 1994 period which was favorably impacted by the tax benefits arising from permanent basis differences associated with the restructuring of the German operations. The effective income tax rate in 1995 also reflects the favorable impact of tax benefits associated with the Company's manufacturing operations in Puerto Rico, which were acquired in late 1994. Coleman Worldwide's consolidated effective income tax rate was 37.9% in 1995 compared with 28.2% in 1994. The increase in Coleman Worldwide's consolidated effective income tax rate reflects the proportionately greater impact of the items discussed above when compared to Coleman Worldwide's consolidated earnings before income taxes, minority interest and extraordinary item, partially offset by the proportionately higher impact of nondeductible goodwill amortization when compared with 1994.

    During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes), which represents a write-off of the related unamortized financing costs associated with its previous credit agreement. During the second quarter of 1994, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.7 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement.


LIQUIDITY AND CAPITAL RESOURCES

    Coleman Worldwide's operating activities used $5.3 million of cash during the year ended December 31, 1996 and provided $9.4 million and $46.8 million for the years ended December 31, 1995 and 1994, respectively. At December 31, 1996, receivables were approximately equal to 1995 year-end levels, excluding the amount acquired in connection with the Camping Gaz and Seatt acquisitions and the effect of the restructuring and other charges described above. Inventories, excluding the amount acquired in connection with the Camping Gaz and Seatt acquisitions and the effect of the restructuring and other charges described above, increased by $42.4 million during the 1996 period primarily because of lower than expected sales as described above.

    Coleman Worldwide's net cash used for investing activities was $204.3 million, $68.3 million, and $157.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, and was composed primarily of the Company's capital expenditures, purchases of businesses, and also advances to Mafco under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture (the "Indenture") of $4.1 million, $6.7 million and $27.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's capital expenditures were $41.3 million in the year ended December 31, 1996, and the Company used $161.9 million of cash for business acquisitions during the year ended December 31, 1996. For 1997, the Company expects capital expenditures to be within the range of $30.0 to $40.0 million.

    Coleman Worldwide's net cash provided by financing activities was $210.6 million, $64.3 million, and $114.6 million for the years ended December 31, 1996, 1995 and 1994, respectively, and consisted primarily of increases in long-term borrowings and in 1994 from revolving credit agreement borrowings. The Company paid $2.3 million to acquire 100,000 shares of its common stock in the open market during 1996.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385.1 million ($75.0 million at the then current exchange rates), b) provide an unsecured revolving credit facility in an amount of $275.0 million, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). Due to the restructuring and other charges as discussed previously and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

     Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At December 31, 1996, $128.1 million would have been available for borrowings under the Company Credit Agreement. The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus
 .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 2.125% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997 which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, Coleman Holdings Inc. The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

    The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above. If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, the Company will need to renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the terms and conditions of such agreements would be as favorable as those now contained in the Company Credit Agreement.

    Coleman financed the acquisition of the shares of Camping Gaz with the net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will
be the greater of   (i) 9.10 % or (ii) 2% above the prime interest rate. The
Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i)
9.25 % or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement. The Notes due 2006 and the Notes due 2008 and the Company's 7.26% Senior Notes due 2007 shall become secured if the Company Credit Agreement becomes secured as discussed above.

    The Company's international operations are located primarily in Japan, Europe, and Canada, which are not considered to be highly inflationary environments. The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

    With respect to foreign currency exposures, the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and interest rate caps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and other monitoring procedures.

    Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, and the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $54.7 million at December 31, 1996.

    Coleman Worldwide currently anticipates that in order to pay the principal amount at maturity of the LYONs, to redeem the LYONs or to repurchase the LYONs for cash, including upon a Purchase Date (as defined) or upon the occurrence of any Additional Purchase Right Event (as defined), Coleman Worldwide will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its direct and indirect parent companies, refinancing its indebtedness or disposing of the common stock of Coleman owned by Coleman Worldwide (which disposition could result in tax sharing payments ceasing to be available to Coleman Worldwide). None of the affiliates of Coleman Worldwide will be required to make any capital contributions or other payments to Coleman Worldwide with respect to Coleman Worldwide's obligations on the LYONs, nor has any affiliate of Coleman Worldwide or any other person guaranteed the obligations of Coleman Worldwide with respect to the LYONs.
There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable Coleman Worldwide to make any payments in respect of the LYONs when required or that any of such actions would be permitted by the terms of the Indenture or, with respect to sales of Coleman Common Stock, the debt instruments of the Company then in effect.

     The Indenture governing the LYONs provides the holders of LYONs with the option to require Coleman Worldwide to purchase the LYONs after the occurrence of certain events ("Additional Purchase Right Events").
Additional Purchase Right Events occur, among other things, upon the Company's Consolidated Debt Ratio (as defined) exceeding 0.75 to 1.0 or the Consolidated Net Worth (as defined) of Coleman Worldwide as of the end of any fiscal quarter being less than a specified amount which is $60.0 million at March 31, 1997 and increases to $70.0 million at June 30, 1997.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect Coleman Worldwide's actual results and could cause results to differ from those contained in the forward-looking statements are the success of the Company's restructuring programs, negative external factors like adverse weather in North America or other regions and possible consumer spending decline in Japan, and the possibility the Company may be required to renegotiate its credit agreements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

INFLATION

    In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the consolidated financial statements and supplementary data listed in the accompanying List of Financial Statements and Schedules on Page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of Coleman Worldwide:

                                      DIRECTORS
         NAME                                                          AGE
         ----                                                          ---
         Ronald O. Perelman. . . . . . . . . . . . . . . . . . . . .    54
         Donald G. Drapkin . . . . . . . . . . . . . . . . . . . . .    49
         Jerry W. Levin. . . . . . . . . . . . . . . . . . . . . . .    52
         Bruce Slovin. . . . . . . . . . . . . . . . . . . . . . . .    61


                                  EXECUTIVE OFFICERS

         NAME                 AGE             POSITION
         ----                 ---             --------
    Ronald O. Perelman . . . . . .   54     Chairman of the Board
    Bruce Slovin . . . . . . . . .   61     President
    Irwin Engelman . . . . . . . .   62     Executive Vice President, Chief
                                            Financial Officer and Treasurer
    Barry F. Schwartz. . . . . . .   47     Executive Vice President & General
                                            Counsel

    RONALD O. PERELMAN has been a Director and Chairman of the Board of Coleman Worldwide and of Coleman Holdings since their formations in March 1993 and July 1993, respectively, and a Director of the Company since 1989. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews Holdings and various of its affiliates for more than the past five years. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Holdings Inc. ("Cigar Holdings"), Mafco Consolidated Group Inc. ("Mafco Consolidated"), Meridian Sports Incorporated ("Meridian"), and Power Control Technologies, Inc. ("PCT"), and is Chairman of the Executive Committee of the Board of Revlon, Inc. ("Revlon"), Revlon Consumer Products Corporation ("Products Corporation"), and Marvel Entertainment Group, Inc. ("Marvel"). Mr. Perelman is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, Cigar Holdings, Consolidated Cigar Corporation ("Consolidated Cigar"), California Federal Bank, A Federal Savings Bank ("Cal Fed"), First Nationwide (Parent) Holdings Inc., First Nationwide Holdings Inc., Mafco Consolidated, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian, PCT, Pneumo Abex Corporation ("Pneumo Abex"), Products Corporation, Revlon, Revlon Worldwide Corporation ("Revlon Worldwide"), and Toy Biz, Inc. ("Toy Biz"). On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    DONALD G. DRAPKIN has been a Director of Coleman Worldwide and Coleman Holdings since their respective formations and of the Company since 1989. He has been Vice Chairman and a Director of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Exchange Act: Alogos Pharmaceutical Corporation, Andrews Group, Cigar Holdings, Consolidated Cigar, Marvel, Marvel Holdings, Marvel Parent, Marvel III, Products Corporation, Revlon, Revlon Worldwide, Toy Biz, VIMRx Pharmaceuticals Inc. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    JERRY W. LEVIN has been a director of Coleman Worldwide and Coleman
Holdings since March 14, 1994. He has been a director of the Company since 1989 and served as Chairman of the Board of the Company until October 1990. Mr. Levin has been Chairman of the Board of the Company and Acting Chief Executive Officer of the Company since February 1997. Mr. Levin has been Chairman of the Board of Revlon and of Products Corporation since November 1995 and a Director of Revlon and Products Corporation since their respective formations in 1992 to November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. For 15 years prior to joining MacAndrews Holdings, he held various senior executive positions with The Pillsbury Company ("Pillsbury"). Mr. Levin is also a Director of the following corporations which file reports pursuant to the Exchange Act: Ecolab, Inc., First Bank System, Inc., Meridian, and Revlon Worldwide.

    BRUCE SLOVIN has been a director of Coleman Worldwide and Coleman Holdings since their respective formations and of the Company since February 1993 and President of Coleman Holdings and Coleman Worldwide since August 1, 1995. He has been President of MacAndrews Holdings and various of its affiliates for more than the past five years. Mr. Slovin is also a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Cantel Industries, Inc., Continental Health Affiliates, Inc., Infu-Tech, Inc., Meridian, and PCT.

    IRWIN ENGELMAN has been Executive Vice President, Chief Financial Officer and Treasurer of Coleman Worldwide and Coleman Holdings since February 1997 and has been the Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and certain of its affiliates since February 1992. Mr. Engelman was Executive Vice President and Chief Financial Officer of GAF Corporation, a specialty chemical and building materials company, from 1990 to February 1992. Mr. Engelman was President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Executive Vice President of General Foods Corporation for more than five years prior to 1987. On December 27, 1996, Marvel Holdings, Marvel Parent, and Marvel III, of which Mr. Engelman is an executive officer, and several subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    BARRY F. SCHWARTZ has been Executive Vice President & General Counsel of Coleman Worldwide and Coleman Holdings since September 1994. He has been Executive Vice President of MacAndrews & Forbes and certain of its affiliates
since 1993.   Mr. Schwartz was Senior Vice President of MacAndrews & Forbes from
1989 to 1993. On December 27, 1996, Marvel Holdings, Marvel Parent, and Marvel III, of which Mr. Schwartz is an executive officer, and several subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    All directors serve terms of one year and until the election of their respective successors. Executive officers serve at the pleasure of the Board of Directors.

    Information required in this Item 10 as it relates to Coleman Worldwide's principal operating subsidiary, The Coleman Company, Inc., is incorporated by reference from Coleman's definitive proxy statement for its 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

ITEM 11. EXECUTIVE COMPENSATION

    The executive officers of Coleman Worldwide do not receive any compensation from Coleman Worldwide for serving in such capacities. Information required by this Item 11 as it relates to Coleman Worldwide's principal operating, subsidiary, The Coleman Company, Inc., is incorporated by reference from Coleman's definitive proxy statement for its 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Coleman Worldwide has 1,000 shares of common stock, par value $1.00 per share, issued and outstanding. Ronald O. Perelman, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 100% of the outstanding shares of common stock of Coleman Worldwide. No other director, executive officer or person beneficially owns any shares of common stock of Coleman Worldwide. The shares of common stock of Coleman and shares of common stock of intermediate holding companies are or may from time to time be pledged to secure obligations of MacAndrews & Forbes or its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Ronald O. Perelman, through MacAndrews & Forbes, beneficially owns 100% of the common stock of Coleman Worldwide. Due to its stock ownership, MacAndrews & Forbes controls Coleman Worldwide and is able to elect the entire board of directors.

    TAX SHARING AGREEMENTS. Coleman Worldwide and the Company are, for federal income tax purposes, included in the affiliated group of which Mafco is the common parent, and the federal taxable income and loss of Coleman Worldwide and the Company will be included in the consolidated federal income tax return filed by Mafco. Coleman Worldwide and the Company also may be included in certain state and local tax returns of Mafco or its subsidiaries. In connection with the offering of the LYONs, Coleman Worldwide and Mafco entered into a tax sharing agreement (the "Worldwide Tax Sharing Agreement" and together with the Holdings Tax Sharing Agreement, the "Tax Sharing Agreements"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes that Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries (including any amounts determined to be due as a result of a redetermination of the tax liability of the Mafco consolidated group ensuing from an audit or otherwise). At any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the Company Tax Sharing Agreement, will instead be advanced by Coleman Worldwide to Mafco as long as the aggregate amount of such advances at any time does not exceed the Issue Price plus accrued Original Issue Discount on the LYONs. Such advances will be evidenced by noninterest bearing unsecured demand promissory notes from Mafco. In addition, the Company, Coleman Worldwide and Mafco entered into the Company Tax Sharing Agreement pursuant to which the Company is required to pay to Coleman Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries (including any amounts determined to be due as a result of a redetermination of the tax liability of the Mafco consolidated group ensuing from an audit or otherwise). Under federal tax law, Coleman Worldwide and the Company will be subject to several liability with respect to the consolidated federal income tax liabilities of the affiliated group of which Mafco is the common parent for any taxable period during which Coleman Worldwide or the Company or a subsidiary of any of them is a member of such group. Mafco has agreed, however, to indemnify Coleman Worldwide and the Company for any such federal income tax liability (and certain state and local tax liabilities) of Mafco or any of its subsidiaries that Coleman Worldwide or the Company or any of their subsidiaries are actually required to pay. Because the tax sharing payments to be made under the respective Tax Sharing Agreements will be determined by the amount of taxes that the Company or Coleman Worldwide, as the case may be, would otherwise have to pay if it were to file federal, state or local income tax returns, including only itself and, in the case of Coleman Worldwide and the Company, its domestic subsidiaries, the Tax Sharing Agreements will not increase the taxes payable by the Company or Coleman Worldwide. Mafco may benefit, however, to the extent that Mafco can offset the taxable income generated by Coleman Worldwide and the Company against losses and tax credits generated by Mafco and its other subsidiaries.

    OTHER RELATIONSHIPS WITH COLEMAN. Information required by this Item 13 as it relates to Coleman Worldwide's principal operating subsidiary, The Coleman Company, Inc., is incorporated by reference from Coleman's definitive proxy statement for its 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1) and (2) Financial Statements and Schedule.

              See List of Financial Statements and Schedules which appears on page F-1 herein.

         (3)  Exhibits

Exhibit No.                        Description
----------                         -----------
   3.1 Certificate of Incorporation of Coleman Worldwide Corporation, filed with the Secretary of State of Delaware on March 12, 1993 (incorporated by reference to Exhibit 3.1 to the Coleman Worldwide Corporation 1993 Annual Report on Form 10-K (the "1993 Worldwide 10-K")).

   3.2 Bylaws of Coleman Worldwide Corporation, as adopted March 12, 1993 (incorporated by reference to Exhibit 3.2 to the 1993 Worldwide 10-K).

   4.1 Amended and Restated Credit Agreement dated as of August 3, 1995 among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (the "Company Credit Agreement") (incorporated by reference to Exhibit 4.2 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995 ( the "Company's June 30, 1995 Form 10-Q")).

   4.2 Amendment No. 1 dated as of April 30, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996 (the "Company's March 31, 1996 Form 10-Q")).

   4.3 Amendment No. 2 dated as of April 30, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.2 to the Company's March 31, 1996 Form 10-Q).

   4.4 Amendment No. 3 dated as of May 29, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996 (the "Company's September 30, 1996 Form 10-Q").

   4.5 Amendment No. 4 dated as of October 25, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.2 to the Company's September 30, 1996 Form 10-Q).

   4.6 Amendment No. 5 dated as of March 7, 1997 to the Company Credit Agreement (Incorporated by reference to Exhibit 4.6 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K (the "1996 Coleman 10-K")).

   4.7 Purchase Agreement dated as of August 3, 1995 among the Company and Purchasers party thereto (the "Notes Agreement") (incorporated by reference to Exhibit 4.3 to the Company's June 30, 1995 Form 10-Q).

   4.8 Note Purchase Agreement dated as of May 1, 1996 among the Company and Purchasers party thereto (incorporated by reference to Exhibit
           4.1 to the Company's Current Report on Form 8-K dated June 28,
           1996).

   4.9 Specimen copy of definitive certificate of Common Stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K (the "1992 Coleman 10-K")).

   4.10 Indenture dated as of May 27, 1993 between Coleman Worldwide and Continental Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Coleman Holdings Inc. S-1, filed on August 6, 1993 (the "Holdings S-1")).

   4.11 Escrow and Pledge Agreement dated as of May 27, 1993 among Coleman Worldwide and the Trustee, as Escrow Agent (incorporated by reference to Exhibit 4.2 to the Holdings S-1).

   4.12 Worldwide Non-Recourse Guaranty dated as of May 27, 1993 (incorporated by reference to Exhibit 4.6 to the Holdings S-1).

   4.13 Worldwide Pledge Agreement dated as of May 27, 1993 between Coleman Worldwide and the Agent (incorporated by reference to Exhibit 4.7 to the Holdings S-1).

  10.1 Cross-Indemnification Agreement dated as of February 26, 1992 among New Coleman Holdings Inc., Coleman Finance Holdings Inc., the Company and certain subsidiaries of New Coleman Holdings Inc. and the Company (the "Cross Indemnification Agreement") (incorporated by reference to Exhibit 10.1 to the 1992 Coleman 10-K).

  10.2     Amendment No. 1 dated as of December 30, 1992 to the
           Cross-Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the 1992 Coleman 10-K).

  10.3 Reimbursement Agreement dated as of February 26, 1992 between the Company and MacAndrews Holdings (incorporated by reference to Exhibit 10.4 to the 1992 Coleman 10-K).

  10.4 Subordination Agreement dated as of March 4, 1992 among New Coleman Holdings Inc., Coleman Powermate, Inc., Coleman Spas, Inc., the Company, the Lenders party to the Company Credit Agreement and Credit Suisse, as agent (the "Subordination Agreement") (incorporated by reference to Exhibit 10.17 to the 1992 Coleman 10-K).

  10.5 Amendment No. 1 dated as of December 30, 1992, to the Subordination Agreement (incorporated by reference to Exhibit 10.18 to the 1992 Coleman 10-K).

  10.6 Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit
           10.29 to the 1992 Coleman 10-K).

  10.7 Amendment No. 1 dated as of February 26, 1992 to the Tax Allocation Agreement (incorporated by reference to Exhibit 10.30 to the 1992 Coleman 10-K).

  10.8 Amendment No. 2 dated as of December 30, 1992 to the Tax Allocation Agreement (incorporated by reference to Exhibit 10.31 to the 1992 Coleman 10-K).

  10.9 Amendment No. 3 dated as of May 27, 1993 to the Tax Allocation Agreement (incorporated by reference to Exhibit 10.45 to the Coleman Holdings Inc. S-1, filed on August 6, 1993 (the "Holdings S-1")).

  10.10 Tax Sharing Agreement II dated as of February 26, 1992, among Mafco, Coleman Finance Holdings Inc., the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.25 to the 1992 Coleman 10-K).

  10.11 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement II (incorporated by reference to Exhibit 10.26 to the 1992 Coleman 10-K).

  10.12 Supplemental Tax Sharing Agreement dated as of February 26, 1992, between the Company and MacAndrews Holdings (incorporated by reference to Exhibit 10.32 to the 1992 Coleman 10-K).

  10.13 Tax Sharing Agreement III dated as of February 26, 1992 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman Finance Holdings Inc. (incorporated by reference to Exhibit 10.27 to the 1992 Coleman 10-K).

  10.14 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement III (incorporated by reference to Exhibit 10.28 to the 1992 Coleman 10-K).

  10.15 Tax Sharing Agreement V dated as of May 27, 1993 among Mafco, Coleman Worldwide, the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.38 to the Holdings S-1).

  10.16 Tax Sharing Agreement VI dated as of May 27, 1993 between Mafco and Coleman Worldwide (incorporated by reference to Exhibit 10.39 to the Holdings S-1).

  10.17 Tax Sharing Termination Agreement dated as of May 27, 1993 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc., the Company and subsidiaries of the Company and Coleman Finance Holdings Inc. (incorporated by reference to Exhibit 10.40 to the Holdings S-1).

  10.18 Registration Rights Agreement dated as of March 4, 1992 among the Company, Coleman Finance Holdings Inc. and Credit Suisse, as agent (incorporated by reference to Exhibit 10.33 to the 1992 Coleman 10-K).

  10.19 Worldwide Registration Rights Agreement dated as of May 27, 1993 among Coleman Worldwide, the Company, the Lenders Party thereto and the Agent (incorporated by reference to Exhibit 10.47 to the Holdings S-1).

  10.20    Asset Purchase Agreement dated as of October 10, 1994, by and among
           E. Acquisition Corporation, the Company, Eastpak, Inc. and Mark Goldman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 2, 1994 (the "Coleman 8-K")).

  10.21    Stock Purchase Agreement dated as of October 10, 1994, by and among
           M. Acquisition Corporation, the Company and Mark Goldman (incorporated by reference to Exhibit 10.2 to the Coleman 8-K).

  10.22 Contingent Payment Agreement dated as of October 10, 1994, by and among E. Acquisition Corporation, M. Acquisition Corporation, the Company and Mark Goldman (incorporated by reference to Exhibit 10.3 to the Coleman 8-K).

  10.23 Agreement for Purchase and Sale of Assets of Seatt Corporation dated October 26, 1995 by and among James McCrink, Seatt Corporation, Seller, and The Coleman Company, Inc., Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 1996).

  10.24 Share Purchase Agreement dated as of February 27, 1996 by and among Butagaz S.N.C. and Bafiges S.A. (incorporated by reference to
           Exhibit 10.26 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K (the "1995 Coleman 10-K")).

  10.25 Amendment to the Share Purchase Agreement dated as of February 27, 1996 by and among Bafiges S.A. and Butagaz S.N.C. (incorporated by reference to Exhibit 10.27 to the 1995 Coleman 10-K).

  10.26 Shareholders Agreement dated as of February 27, 1996 by and among Butagaz S.N.C., The Coleman Company, Inc. and Bafiges S.A. (incorporated by reference to Exhibit 10.28 to the 1995 Coleman 10-K).

  10.27 Agreement dated as of February 27, 1996 by and between Shell International Petroleum Company Limited, Butagaz S.N.C. on the first part, and Bafiges S.A. and The Coleman Company, Inc. on the second part (incorporated by reference to Exhibit 10.29 to the 1995 Coleman 10-K).

  10.28* Non-Competition, Confidentiality and Release Agreement between the Company and Robert L. Ring, dated as of February 11, 1994 (incorporated by reference to Exhibit 10.46 to the 1993 Coleman 10-K).

  10.29* Employment Agreement dated as of January 1, 1996 between the Company and George Mileusnic (incorporated by reference to Exhibit 10.44 to the 1995 Coleman 10-K).

  10.30* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and George Mileusnic (incorporated by reference to Exhibit 10.5 to the Company's September 30, 1996 Form 10-Q).

  10.31* Employment Agreement dated as of January 1, 1996 between the Company and Larry E. Sanford (incorporated by reference to Exhibit 10.46 to the 1995 Coleman 10-K).

  10.32* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Larry E. Sanford (incorporated by reference to Exhibit 10.7 to the Company's September 30, 1996 Form 10-Q).

  10.33* Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.47 to the 1995 Coleman 10-K.

  10.34* Corrected and Restated Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1996 Form 10-Q).

  10.35* First Amendment dated July 1, 1996 to Employment Agreement effective January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.4 to the Company's June 30, 1996 Form 10-Q).

  10.36* Second Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Michael N. Hammes (incorporated by reference to Exhibit
           10.3 to the Company's September 30, 1996 Form 10-Q).

  10.37* Letter Agreement between the Company and Lawrence M. Jones dated as of January 14, 1994 (incorporated by reference to Exhibit 10.57 to the 1993 Coleman 10-K).

  10.38* Employment Agreement dated as of January 20, 1995 between the Company and Frederick J. Fritz (incorporated by reference to Exhibit
           10.41 to the 1994 Coleman 10-K).

  10.39* Employment Agreement dated as of January 1, 1996 between the Company and Gerald E. Brown (incorporated by reference to Exhibit 10.48 to the 1995 Coleman 10-K).

  10.40* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Gerry E. Brown (incorporated by reference to Exhibit 10.8 to the Company's September 30, 1996 Form 10-Q).

  10.41* Employment Agreement dated as of January 1, 1996 between the Company and Patrick McEvoy (incorporated by reference to Exhibit 10.1 to the Company's March 31, 1996 Form 10-Q).

  10.42* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Patrick McEvoy (incorporated by reference to Exhibit 10.6 to the Company's September 30, 1996 Form 10-Q).

  10.43* Employment Agreement dated as of January 1, 1996 between the Company and David Stearns (incorporated by reference to Exhibit 10.50 to the 1995 Coleman 10-K).

  10.44* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns (incorporated by reference to Exhibit 10.4 to the Company's September 30, 1996 Form 10-Q).

  10.45* Employment Agreement dated as of May 1, 1996 between the Company and Frederik van den Bergh (incorporated by reference to Exhibit
           10.1 to the Company's June 30, 1996 Form 10-Q).

  10.46* First Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh (incorporated by reference to Exhibit 10.2 to the Company's September 30, 1996 Form 10-Q).

  10.47* Second Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh (incorporated by reference to Exhibit 10.47 to the 1996 Coleman 10-K).

  10.48* Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan (incorporated by reference to Exhibit 10.2 to the Company's June 30, 1996 Form 10-Q).

  10.49* Addendum dated August 3, 1996 and effective August 1, 1996 to Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan (incorporated by reference to Exhibit 10.3 to the Company's June 30, 1996 Form 10-Q).

  10.50* First Amendment dated August 1, 1996 to Employment Agreement effective as of August 1, 1996, by and between The Coleman Company, Inc. and Steven F. Kaplan (incorporated by reference to Exhibit 10.1 to the Company's September 30, 1996 Form 10-Q).

  10.51* The Coleman Company, Inc. Performance Incentive Plan for 1996 (incorporated by reference to Exhibit 10.53 to the 1995 Coleman 10-K).

  10.52* The Coleman Company, Inc. Executive Annual Incentive Plan for 1995 (incorporated by reference to Exhibit 10.49 to the 1994 Coleman 10-K).

  10.53* The Coleman Company, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.53 to the 1996 Coleman 10-K).

  10.54* The Coleman Retirement Salaried Incentive Savings Plan (incorporated by reference to Exhibit 10.3 to the Company's March 31, 1996 Form
          10Q).

  10.55* The Coleman Retirement Incentive Savings Plan (the "Savings Plan") (incorporated by reference to Exhibit 10.54 to the 1995 Coleman 10-K).

  10.56* First Amendment dated as of October 11, 1994 to the Savings Plan (incorporated by reference to Exhibit 10.55 to the 1995 Coleman 10-K).

  10.57* Second Amendment dated as of January 1, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.56 to the 1995 Coleman 10-K).

  10.58* Third Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.57 to the 1995 Coleman 10-K).

  10.59* Fourth Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.58 to the 1995 Coleman 10-K).

  10.60* Fifth Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit 10.59 to the 1995 Coleman 10-K).

  10.61* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.60 to the 1995 Coleman 10-K).

  10.62* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.61 to the 1995 Coleman 10-K).

  10.63* Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit 10.62 to the 1995 Coleman 10-K).

  10.64* New Coleman Holdings Inc. Excess Benefit Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q).

  10.65* The New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Retirement Plan") (incorporated by reference to Exhibit 10.63 to the 1995 Coleman 10-K).

  10.66* Amendment dated as of October 17, 1994 to the Retirement Plan (incorporated by reference to Exhibit 10.64 to the 1995 Coleman 10-K).

  10.67* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.65 to the 1995 Coleman 10-K).

  10.68* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.66 to the 1995 Coleman 10-K).

  10.69* Amendment dated as of October 12, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.67 to the 1995 Coleman 10-K).

  10.70* Amendment dated as of January 1, 1996 to the Retirement Plan (incorporated by reference to Exhibit 10.68 to the 1995 Coleman 10-K).

  10.71* Amendment dated as of December 31, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.69 to the 1995 Coleman 10-K).

  10.72* The Coleman Company, Inc. Special Executive Retirement Plan for the benefit of Robert L. Ring, dated as of April 11, 1994 (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1994 Form 10-Q).

  10.73* The Coleman Company, Inc. Consolidated Supplemental Retirement Plan, dated as of January 1, 1996 (incorporated by reference to Exhibit
          10.73 to the 1995 Coleman 10-K).

  10.74* First Amendment dated July 1, 1996 to the Consolidated Supplemental Retirement Plan adopted January 1, 1996 (incorporated by reference to Exhibit 10.5 to the Company's June 30, 1996 Form 10-Q).

  10.75* The Coleman Company, Inc. Executive Employees Deferred Compensation Plan, as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.11 to the Coleman S-1).

  10.76* The Coleman Company, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Coleman S-1).

  10.77* The Coleman Company, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.18 to The Coleman Company, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993).

  10.78* The Coleman Company, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.78 to the 1995 Coleman 10-K).

  10.79* Employment Agreement dated as of November 1, 1994 between E. Acquisition Corporation and Mark Goldman (incorporated by reference to Exhibit 10.79 to the 1996 Coleman 10-K).
 .
  10.80* Employment Agreement dated as of November 1, 1994 between M. Acquisition Corporation and Mark Goldman (incorporated by reference to Exhibit 10.80 to the 1996 Coleman 10-K).

  10.81* Letter Agreement dated as of February 28, 1997 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.81 to the 1996 Coleman 10-K).

  10.82 Worldwide Registration Rights Agreement dated as of May 27, 1993 among Coleman Worldwide, the Company, the Lenders Party thereto and the Agent (incorporated by reference to Exhibit 10.47 to the Holdings S-1).

  10.83 Indemnity Agreement dated as of May 27, 1993 among Coleman Worldwide, New Coleman Holdings Inc. and certain subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Holdings S-1).

  10.84 Reimbursement Agreement dated as of May 27, 1993 between Coleman Worldwide and MacAndrews Holdings (incorporated by reference to Exhibit 10.8 to the Holdings S-1).

  21.1+   Subsidiaries of the Company.

  24.1+ Powers of Attorney executed by Ronald O. Perelman, Donald G. Drapkin, and Jerry W. Levin.

  27  +   Financial Data Schedule

-------------------
          * Management Contracts and Compensatory Plans
          +Filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    (d) For separate financial statements and schedules of The Coleman Company, Inc., whose common stock is pledged as collateral, see Item 8 of The Coleman Company, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 incorporated herein by reference.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COLEMAN WORLDWIDE CORPORATION
                                                (Registrant)


Date:  March 27, 1997                  By:  Bruce Slovin /s/
     --------------------------           ----------------------------------
                                       Bruce Slovin
                                       President and Director


Date:  March 27, 1997                  By:  Irwin Engelman /s/
     --------------------------           ----------------------------------
                                       Irwin Engelman
                                       Executive Vice President and
                                            Chief Financial Officer


Date:  March 27, 1997                  By:  Laurence Winoker /s/
     --------------------------           ----------------------------------
                                       Laurence Winoker
                                       Chief Accounting Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997                  By:  Ronald O. Perelman *
     --------------------------           ----------------------------------
                                       Ronald O. Perelman
                                       Chairman of the Board and Director


Date:  March 27, 1997                  By:  Donald G. Drapkin *
     --------------------------           ----------------------------------
                                       Donald G. Drapkin
                                       Director


Date:  March 27, 1997                  By:  Jerry W. Levin*
     --------------------------           ----------------------------------
                                       Jerry W. Levin
                                       Director


*   Executed on behalf of the named director pursuant to a power of attorney.


Date:  March 27, 1997                  By:   Larry E. Sanford /s/
     --------------------------           ----------------------------------
                                       Larry E. Sanford
                                       Attorney-in-fact

                          ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1996
                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES


    The following consolidated financial statements of Coleman Worldwide Corporation and Subsidiaries are included in Item 8:


                                                                            PAGE
                                                                            ----

    Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . .  F-3

    Consolidated Statements of Operations
      for the years ended December 31, 1996, 1995 and 1994 . . . . . . . .  F-4

    Consolidated Statements of Stockholder's Equity
      for the years ended December 31, 1996, 1995 and 1994 . . . . . . . .  F-5

    Consolidated Statements of Cash Flows
      for the years ended December 31, 1996, 1995 and 1994 . . . . . . . .  F-6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  F-7


    The following consolidated financial statement schedules of Coleman Worldwide Corporation and Subsidiaries are included in Item 14(d):

    Schedule I - Condensed Financial Information of Registrant . . . . . .  F-30

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Coleman Worldwide Corporation


    We have audited the accompanying consolidated balance sheets of Coleman Worldwide Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, Stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                       /s/ ERNST & YOUNG LLP


Denver, Colorado
March 10, 1997

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              December 31,
                                                                       -----------------------
                                                                          1996           1995
                                                                       ----------     --------
                              ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .     $   17,299     $ 12,065
  Accounts receivable, less allowance of $11,512 in 1996
    and $3,115 in 1995 . . . . . . . . . . . . . . . . . . . . . .        182,418      148,765
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . .         27,524       16,544
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        287,502      216,236
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . .         40,466       20,481
  Prepaid assets and other . . . . . . . . . . . . . . . . . . . .         14,885       22,420
                                                                       ----------     --------
       Total current assets. . . . . . . . . . . . . . . . . . . .        570,094      436,511
Property, plant and equipment, net . . . . . . . . . . . . . . . .        199,182      162,691
Intangible assets related to businesses acquired, net. . . . . . .        349,761      225,247
Note receivable - affiliate. . . . . . . . . . . . . . . . . . . .         54,739       50,685
Deferred tax assets and other. . . . . . . . . . . . . . . . . . .         32,673       31,255
                                                                       ----------     --------
                                                                       $1,206,449     $906,389
                                                                       ----------     --------
                                                                       ----------     --------

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . .     $      747     $  1,051
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .         33,935       19,302
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         98,906       71,377
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .        112,944       58,162
                                                                       ----------     --------
       Total current liabilities . . . . . . . . . . . . . . . . .        246,532      149,892
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .        757,460      519,640
Income taxes payable - affiliate . . . . . . . . . . . . . . . . .         18,528       37,846
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         76,173       48,072
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .         45,088       49,266
Commitments and contingencies. . . . . . . . . . . . . . . . . . .
Stockholder's equity:
  Common stock, par value $1.00 per share;
    1,000 shares issued and outstanding. . . . . . . . . . . . . .              1            1
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .         23,687       23,496
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .         36,360       77,823
  Currency translation adjustment. . . . . . . . . . . . . . . . .          2,856          353
  Minimum pension liability adjustment . . . . . . . . . . . . . .           (236)          --
                                                                       ----------     --------
       Total stockholder's equity. . . . . . . . . . . . . . . . .         62,668      101,673
                                                                       ----------     --------
                                                                       $1,206,449     $906,389
                                                                       ----------     --------
                                                                       ----------     --------


                 See Notes to Consolidated Financial Statements

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             Year Ended December 31,
                                                                 -----------------------------------------
                                                                     1996            1995           1994
                                                                 -----------     ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,220,216     $  933,574     $  751,580
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .       928,497        649,427        535,710
                                                                 -----------     ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .       291,719        284,147        215,870
Selling, general and administrative expenses . . . . . . . . .       291,862        174,870        128,561
Asset impairment charge. . . . . . . . . . . . . . . . . . . .            --         12,289             --
Restructuring expense. . . . . . . . . . . . . . . . . . . . .            --             --         18,456
Interest expense, net. . . . . . . . . . . . . . . . . . . . .        50,767         35,930         24,031
Amortization of goodwill and deferred charges. . . . . . . . .        11,056          8,309          6,667
Other (income) expense, net. . . . . . . . . . . . . . . . . .        (1,604)           283          1,138
                                                                 -----------     ----------     ----------

(Loss) earnings before income taxes, minority
  interest and extraordinary item. . . . . . . . . . . . . . .       (60,362)        52,466         37,017
Income tax (benefit) expense . . . . . . . . . . . . . . . . .       (14,753)        19,861         10,437
Minority interest in earnings of Camping Gaz . . . . . . . . .         1,872             --             --
Minority interest in (loss) earnings of Coleman. . . . . . . .        (7,262)         6,696          5,734
                                                                 -----------     ----------     ----------

(Loss) earnings before extraordinary item. . . . . . . . . . .       (40,219)        25,909         20,846
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $846 in 1996, $503 in 1995,
  and $435 in 1994 . . . . . . . . . . . . . . . . . . . . . .        (1,244)          (787)          (677)
                                                                 -----------     ----------     ----------
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . .   $   (41,463)     $  25,122     $   20,169
                                                                 -----------     ----------     ----------
                                                                 -----------     ----------     ----------

See Notes to Consolidated Financial Statements

                  COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                              Common Stock
                                         ---------------------    Additional                  Currency       Minimum
                                           Number                  Paid-In     Retained      Translation     Pension
                                         of Shares      Amount     Capital     Earnings       Adjustment     Liability
                                         ---------      ------    ----------   --------      -----------     ---------
Balance at December 31, 1993 . . . . .       1,000     $      1   $  22,902    $  32,532      $    (215)    $     --
  Net earnings . . . . . . . . . . . .          --           --          --       20,169             --           --
  Currency translation adjustment. . .          --           --          --           --          1,185
  Contributions. . . . . . . . . . . .          --           --         208           --             --           --
                                         ---------     --------   ---------    ---------      ---------     --------

Balance at December 31, 1994 . . . . .       1,000            1      23,110       52,701            970           --

  Net earnings . . . . . . . . . . . .          --           --          --       25,122             --           --
  Currency translation adjustment. . .          --           --          --           --           (617)
  Contributions. . . . . . . . . . . .          --           --         386           --                          --
                                         ---------     --------   ---------    ---------      ---------     --------

Balance at December 31, 1995 . . . . .       1,000            1      23,496       77,823            353           --

  Net loss . . . . . . . . . . . . . .          --           --          --      (41,463)            --           --
  Currency translation adjustment. . .          --           --          --           --          2,503           --
  Minimum pension liability
    adjustment, net of tax . . . . . .          --           --          --           --             --         (236)
  Contributions. . . . . . . . . . . .          --           --         191           --             --           --
                                         ---------     --------   ---------    ---------      ---------     --------
Balance at December 31, 1996 . . . . .       1,000     $      1   $  23,687    $  36,360      $   2,856     $   (236)
                                         ---------     --------   ---------    ---------      ---------     --------
                                         ---------     --------   ---------    ---------      ---------     --------

                     See Notes to Consolidated Financial Statements

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)

                                                                Year Ended December 31,
                                                            -------------------------------
                                                               1996       1995       1994
                                                            ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings . . . . . . . . . . . . . . . . . . .   $ (41,463)  $ 25,122   $ 20,169
                                                            ---------   --------   --------
Adjustments to reconcile net (loss) earnings to net
 cash flows from operating activities:
  Depreciation and amortization . . . . . . . . . . . . .      36,941     27,087     23,213
  Non-cash tax sharing agreement provision. . . . . . . .       4,637     15,722      3,668
  Minority interest in (loss) earnings of Coleman . . . .      (7,262)     6,696      5,734
  Minority interest in earnings of Camping Gaz. . . . . .       1,872         --         --
  Interest accretion. . . . . . . . . . . . . . . . . . .      12,051     11,388     10,657
  Non-cash gain on LYONs conversion . . . . . . . . . . .      (2,755)        --         --
  Non-cash restructuring and other charges. . . . . . . .      48,269     12,289     10,950
  Extraordinary loss on early extinguishment of debt. . .       2,090      1,290      1,112
  Change in assets and liabilities:
    Decrease (increase) in receivables. . . . . . . . . .         976    (37,833)   (22,122)
    Increase in inventories . . . . . . . . . . . . . . .     (42,402)   (49,396)   (10,852)
    (Decrease) increase in accounts payable . . . . . . .     (12,308)    13,825     (1,403)
    Other, net. . . . . . . . . . . . . . . . . . . . . .      (5,982)   (16,747)     5,659
                                                            ---------   --------   --------
                                                               36,127    (15,679)    26,616
                                                            ---------   --------   --------
Net cash (used) provided by operating activities. . . . .      (5,336)     9,443     46,785
                                                            ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . . . . . .     (41,334)   (29,053)   (34,915)
Purchases of businesses, net of cash acquired . . . . . .    (161,875)   (33,385)   (99,587)
Increase in note receivable - affiliate . . . . . . . . .      (4,054)    (6,742)   (27,052)
Proceeds from sale of fixed assets. . . . . . . . . . . .       2,924        928      4,471
                                                            ---------   --------   --------
Net cash used by investing activities . . . . . . . . . .    (204,339)   (68,252)  (157,083)
                                                            ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings . . . . . . . . . . .     (11,043)     3,106      6,867
Net (payments of) proceeds from revolving credit
 agreement borrowings . . . . . . . . . . . . . . . . . .      (2,779)   (61,289)   129,274
Proceeds from issuance of long-term debt. . . . . . . . .     235,000    200,000         --
Repayment of long-term debt . . . . . . . . . . . . . . .      (6,778)   (74,782)   (10,796)
Debt issuance and refinancing costs . . . . . . . . . . .      (3,902)    (3,569)    (1,955)
Purchases of Company common stock . . . . . . . . . . . .      (2,329)    (4,086)    (9,571)
Proceeds from stock options exercised
 including tax benefits . . . . . . . . . . . . . . . . .       2,192      4,520        584
Contributions from parent . . . . . . . . . . . . . . . .         191        386        208
                                                            ---------   --------   --------
Net cash provided by financing activities . . . . . . . .     210,552     64,286    114,611
                                                            ---------   --------   --------
Effect of exchange rate changes on cash . . . . . . . . .       4,357     (1,731)    (1,587)
                                                            ---------   --------   --------
Net increase in cash and cash equivalents . . . . . . . .       5,234      3,746      2,726
Cash and cash equivalents at beginning of the year. . . .      12,065      8,319      5,593
                                                            ---------   --------   --------
Cash and cash equivalents at end of the year. . . . . . .   $  17,299   $ 12,065   $  8,319
                                                            ---------   --------   --------
                                                            ---------   --------   --------

See Notes to Consolidated Financial Statements

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

1.  SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND:

    Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman " or the "Company") which represents approximately 83% of the outstanding Coleman common stock as of December 31, 1996. Coleman was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of New Coleman Holdings Inc. ("Holdings") an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco"). Holdings (then named The Coleman Company, Inc.) was acquired in 1989 by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings", and, together with Mafco, "MacAndrews & Forbes"), a corporation wholly owned through Mafco by Ronald O. Perelman. Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"), which is an indirect wholly-owned subsidiary of Holdings. In March 1992, the Company completed an initial public offering of its common stock.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Coleman Worldwide and its subsidiaries after elimination of all material intercompany accounts and transactions.

CASH EQUIVALENTS:

    Cash equivalents (primarily investments in money market funds and commercial paper which are purchased with original maturities of three months or less) are carried at cost, which approximates fair value.

INVENTORIES:

    Inventories are valued at the lower of cost or market. Cost is principally determined by the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 5 to 25 years; buildings and building improvements, 7 to 45 years; and machinery and equipment, 3 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS:

    Intangible assets represent goodwill which is being amortized on a straight-line basis over periods not in excess of 40 years. Accumulated amortization aggregated $39,520 and $29,664 at December 31, 1996 and 1995, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the entity acquired, the carrying amount of the goodwill is reduced to estimated fair value based on market value or discounted cash flows, as appropriate.

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

DEFERRED CHARGES:

    Expenses associated with borrowings, such as for underwriting, legal fees and printing costs, are amortized over the term of the related debt.

REVENUE RECOGNITION:

    The Company recognizes net revenues upon shipment of merchandise. Net revenues comprise gross revenues less customer returns and allowances.

ADVERTISING AND PROMOTION EXPENSE:

    Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. The amounts charged against operations for the years ended December 31, 1996, 1995 and 1994 were $58,823, $37,544 and $30,831, respectively.

RESEARCH AND DEVELOPMENT:

    Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1996, 1995 and 1994 were $11,082, $6,548, and $5,230, respectively.

SELF INSURANCE:

    Coleman Worldwide participates in insurance programs maintained by Holdings. Coleman Worldwide estimates its liability for the self-insured portions of the risks covered by such programs and accrues appropriate reserves. (See Note 11.)

FOREIGN CURRENCY TRANSLATION:

    The Company's international operations, other than its Brazilian and Mexican operations, are conducted in economic environments which the Company does not consider to be highly inflationary. Assets and liabilities of international operations generally are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, and income and expense items generally are translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from the translation of these financial statements are recorded as a component of stockholder's equity. Gains and losses resulting from foreign currency transactions and translation of the financial statements of the Company's Brazilian and Mexican operations are included in the results of operations and have not been significant for the years ended December 31, 1996, 1995 and 1994.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

    The Company periodically enters into a variety of foreign currency exchange agreements in the management of foreign currency exposure related primarily to firm commitments, intercompany foreign sales transactions expected to occur within the next twelve months and intercompany accounts receivables and payables.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

    At December 31, 1996, the Company did not have any outstanding foreign currency exchange agreements related to firm commitments. At December 31, 1995, the Company had a forward exchange contract to buy $15,000 of Italian lira maturing on May 31, 1996 and had an unrecognized gain of $93. The gains and losses from this contract are accounted for under the deferral method and are recognized and included in income in the same period as a component of the related hedged transactions. In the event it is no longer probable the transactions will be consummated, the gains and losses are recognized immediately in income under the fair value method. At December 31, 1995, the Company had outstanding option contracts for the purchase or sale of Italian lira totaling $10,500, which contracts expired during 1996.

    During the fourth quarter of 1995, the Company elected to adopt the provisions of the Emerging Issues Task Force Issue No. 95-2, "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party" ("EITF 95-2") which narrowed the scope of intercompany foreign currency commitments eligible to be hedged for financial reporting purposes. Under EITF 95-2, the Company reflects the carrying value of its forward currency contract positions relating to intercompany foreign sales transactions on a mark-to-market basis and accounts for the resulting unrecognized gains or losses in income as a component of cost of sales. As a result of this change, the Company increased net income by $3,796 in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the gains and losses associated with these contracts were accounted for under the deferral method. At December 31,1996, the Company had forward exchange contracts to sell $8,500 in Canadian dollars maturing on February 28, 1997, for which the Company has recognized a net gain of $40 as a component of cost of sales. At December 31,1995, the Company had forward exchange contracts to sell $22,969 in foreign currencies, which contracts matured at various dates in 1996 and for which the Company has recognized a net gain of $7,599 as a component of cost of sales.

    The Company also enters into option contracts to hedge intercompany foreign sales transactions. Gains and losses on these contracts are deferred and recognized as an adjustment to cost of sales upon the sale of the related inventory. At December 31, 1996 and 1995, the Company had outstanding option contracts for the sale of Japanese yen at fixed exchange rates totaling $20,038 and $24,926 for specified periods of time which expire during 1997 and 1996, respectively. Net unrealized gains deferred at December 31, 1996 and 1995 were $653 and $125, respectively.

    With respect to intercompany accounts receivable and payables, at December 31, 1996, the Company had forward exchange contracts to sell $26,623 and to buy $3,898 in foreign currencies, which contracts matured at various dates in 1997, and had deferred a net gain of $185. At December 31, 1995, the Company had forward exchange contracts to sell $31,152 and to buy $1,712 in foreign currencies, which contracts matured at various dates in 1996 and had deferred a net gain of $56. The gains and losses from these contracts are accounted for under the deferral method and are recognized and included in income in the same period as a component of the related hedged transactions.

      The Company periodically enters into interest rate swap and cap agreements as a hedge against interest rate exposure of variable rate debt. At December 31, 1996, $25,000 of the Company's outstanding long-term debt was subject to an interest rate swap agreement and $25,000 of the Company's outstanding long-term debt was subject to an interest rate cap. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR for a seven year period commencing January 2, 1996. The agreement is with a major financial institution which is expected to fully perform under the terms of the agreement, thereby mitigating the credit risk from the transaction. The differences to be paid or received on interest rate swap agreements designated as hedges are included in interest expense as payments are made or received. The interest rate cap

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

agreement entitles the Company to receive from a major financial institution the amount, if any, by which the Company's interest payments on $25,000 of its variable rate debt exceed 7.35%. The $509 premium paid for this interest rate cap agreement is included in other assets and is amortized to interest expense over the three-year term of the cap, which commenced January 3, 1995. Payments received as a result of the cap are accrued as a reduction of interest expense on the variable rate debt. In the event the interest rate swap or cap agreements are terminated early and the related debt remains outstanding, the amounts paid or received upon the early termination, along with any unamortized premium, will continue to be amortized over the terms of the original interest rate swap and cap agreements.

CREDIT RISK:

    Financial instruments which potentially subject Coleman Worldwide to concentrations of credit risk consist primarily of trade receivables and derivative financial instruments. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 14), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The following methods and assumptions were used by Coleman Worldwide in estimating its fair value disclosures for financial instruments:

         CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         LONG- AND SHORT-TERM DEBT: The carrying amounts of Coleman Worldwide's borrowings under its foreign bank lines of credit, revolving credit agreement and other variable rate debt approximate their fair value. The fair value of the Company's senior notes issues (see Note 9) are estimated using discounted cash flow analysis based on the Company's estimated current borrowing rate for similar types of borrowing arrangements. The fair value of the publicly traded LYONs debt is based on quoted market prices.

         FOREIGN CURRENCY EXCHANGE AGREEMENTS: The fair values of Coleman Worldwide's foreign currency agreements are estimated based on quoted market prices of comparable agreements, adjusted through interpolation where necessary for maturity differences.

         INTEREST RATE SWAP AND CAP AGREEMENTS: The fair values of interest rate swap and cap agreements are the amounts at which they could be terminated, based on estimates obtained from dealers.

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The carrying amounts and fair values of Coleman Worldwide's financial instruments at December 31, 1996 and 1995 are as follows:

                                                            December 31, 1996              December 31, 1995
                                                        -------------------------    --------------------------
                                                         Carrying         Fair         Carrying         Fair
                                                          Amount         Value          Amount         Value
                                                         of Asset/      of Asset/      of Asset/      of Asset/
                                                        (Liability)    (Liability)    (Liability)    (Liability)
                                                        -----------    -----------    -----------    -----------

    Cash and cash equivalents. . . . . . . . . . . . . $  17,299         $  17,299     $  12,065      $  12,065
    Short-term debt. . . . . . . . . . . . . . . . . .   (33,935)          (33,935)      (19,302)       (19,302)
    Long-term debt excluding capital leases. . . . . .  (757,613)         (738,964)     (519,914)      (541,732)
    Foreign currency exchange agreements . . . . . . .       940             1,629         8,026          8,287
    Interest rate swap agreements. . . . . . . . . . .        --               296            --           (635)
    Interest rate cap agreement. . . . . . . . . . . .       170                 1           340             18

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS:

    Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

    The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related pronouncements. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

IMPAIRMENT OF LONG-LIVED ASSETS:

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets expected to be disposed of. The Company adopted FAS 121 in the fourth quarter of 1995. The effect of the adoption of FAS 121 is described in Note 3.

2.  ACQUISITIONS

    During April 1994, the Company purchased substantially all the assets of Sanborn Manufacturing Company ("Sanborn") in Eden Prairie, Minnesota, a manufacturer of a broad line of portable and stationary air

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

compressors for consumer and commercial markets distributed primarily through warehouse clubs, home centers and mass merchants in North America, and substantially all the assets and business of Metal Yanes, Ltda. ("Yanes") in Sao Paulo, Brazil, a manufacturer of camping products, including propane and butane fueled lanterns, camp stoves, tents, lantern mantles and fuel. The Sanborn and Yanes acquisitions, which were accounted for under the purchase method of accounting, were completed for the following consideration: (a) approximately $41,066 in cash financed through borrowings under the Company Credit Agreement (as defined in Note 9), (b) assumption of liabilities in the amount of $22,193, and (c) a note payable of $2,999. During 1995, in connection with the Sanborn acquisition, the Company entered into a settlement agreement with the predecessor owners which resolved certain disputes between the parties as well as fulfilled certain obligations owed and anticipated to be owed by the Company to the predecessor owners. These anticipated obligations related to a requirement to make additional payments of up to $4,000 based upon the achievement of certain annual sales levels during the five year period ending December 31, 1998 by Coleman Powermate Compressors, Inc. ("Compressors"), the Company's subsidiary that acquired the Sanborn assets (the "Sales Agreement"). As a result of the settlement, goodwill was increased by $3,282. For 1994, approximately $671 was earned under the terms of the Sales Agreement based on the 1994 sales levels of Compressors, and this amount was recorded as additional goodwill in 1994.
The results of operations of these businesses have been included in the consolidated financial statements from the dates of acquisitions.

    On November 2, 1994, the Company purchased substantially all the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (collectively, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. The Eastpak acquisition, which was accounted for under the purchase method, was completed for approximately $57,850 in cash financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $4,130. The Company also entered into an agreement with the predecessor owner of Eastpak to make additional payments based upon the achievement of certain annual sales levels of Eastpak products and other products substantially similar to the Eastpak products during the years ended December 31, 1995, 1996, and 1997. For 1995 and 1996, a total of approximately $11,000 was recorded under the terms of this agreement. An additional amount of up to $12,000 may be earned during the year ended December 31, 1997.
These amounts are recorded as additional goodwill. The results of operations of Eastpak have been included in the consolidated financial statements from the date of acquisition.

    In connection with the final purchase price allocations of the Sanborn and Eastpak acquisitions, the Company recorded goodwill of approximately $53,000. The Company is amortizing these amounts over 40 years. The goodwill of approximately $7,700 associated with the Yanes acquisition was included in the 1995 asset impairment charge of $12,289 related to the Company's operations in Brazil, which is further discussed in Note 3.

    During 1995, the Company purchased all of the outstanding shares of capital stock of Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories, and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. The aggregate purchase price for these acquisitions was $19,516 including fees and expenses. These acquisitions were accounted for using the purchase method of accounting. The purchase price and expenses associated with these acquisitions exceeded the fair value of net assets acquired by $11,186 and the excess has been assigned to goodwill and is being amortized over 20 to 30 years on the straight-line basis. In connection with the ATI purchase, the Company may also be required to record an additional amount of up to $18,750 based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. For 1995 and

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

1996, the amounts earned under the terms of this agreement were immaterial. Amounts earned under the terms of the agreement are recorded as additional goodwill. The results of operations of these companies on a pro forma basis as if their acquisitions had occurred at the beginning of 1995 and 1994, respectively, individually and in the aggregate were not significant to Coleman Worldwide.

    On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,300 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $38,800. The Company is amortizing this amount over 40 years on the straight-line method.

    On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Socit de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Camping Gaz is a leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses.

    The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $84,200, which is being amortized over 40 years on the straight-line method. The Company also recognized liabilities in the amount of $21,898 representing severance and other termination benefits for production and administrative employees of Camping Gaz who will be terminated. The Company paid termination costs of approximately $4,385 during 1996 and anticipates all remaining termination costs will be paid during 1997.

    The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

    The following summarized, unaudited pro forma results of operations of Coleman Worldwide for the years ended December 31, 1996 and 1995 assume the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              Year Ended
                                                             December 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
    Net revenues . . . . . . . . . . . . . . . .      $1,246,370     $1,193,295
    (Loss) earnings before extraordinary item. .         (40,353)        25,151
    Net (loss) earnings. . . . . . . . . . . . .         (41,597)        24,364

3.  RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES

    During 1996, the Company recorded restructuring and certain other charges totaling $52,516, net of tax. The restructuring charges total $45,086, net of tax, and consist of charges to a) integrate the Camping Gaz and Coleman operations into a single global recreation products business, b) exit the low end electric pressure washer business, c) exit a portion of the Company's battery powered light business and settle certain litigation with respect to this business, and d) increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $7,430, net of tax, relate to certain asset write-offs and other tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $44,005, selling, general and administrative expenses includes a pre-tax charge of $30,195, and the provision for income tax expense includes $21,684 of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges.

    During 1995, in connection with the adoption of FAS 121, the Company recognized an asset impairment charge of $12,289 related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, downsizing the manufacturing operations and reducing SG&A and other expenses. Because of these actions, the Company performed an impairment review pursuant to the guidelines set forth in FAS 121 and concluded recognition of an asset impairment charge was appropriate. The basis of the fair values used in the computation of the charge were appraisals for property and equipment and estimated discounted cash flows for goodwill. The charge has been included in the statement of operations under the caption "Asset Impairment Charge".

    During September 1994, the Company restructured its German manufacturing operations. The German Restructuring included the sale of the low margin plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic, including inventory, to a management group. The German Restructuring resulted in a one-time charge of approximately $17,956 before tax and included severance costs of $1,541, commitments to third parties of approximately $5,465 and write-downs of leasehold improvements and other assets to estimated realizable values aggregating $10,950. As a result of the restructuring, the German work force was reduced by about 150 employees from a pre-restructuring level of approximately 250 employees. The restructuring was substantially completed in 1994. In connection with the restructuring, the Company recognized tax benefits of approximately $10,900 relating to the write-off of the Company's investment in its German operations. The Company also announced a plan to change from manufacturing to sourcing for certain textile product lines and to exit the market for personal flotation devices. This plan resulted in a $500 pre-tax charge.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


4.  INVENTORIES

    Inventories consisted of the following:

                                                              December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
         Raw material and supplies . . . . . . .        $ 82,399       $ 57,653
         Work-in-process . . . . . . . . . . . .          12,878          5,389
         Finished goods. . . . . . . . . . . . .         192,225        153,194
                                                        --------       --------
                                                        $287,502       $216,236
                                                        --------       --------
                                                        --------       --------

    Generally, inventory costs are determined by the FIFO method; however, approximately 13% and 10% of total inventories at December 31, 1996 and 1995, respectively, are determined using the last-in, first-out ("LIFO") method. If such inventories were stated using the FIFO method, such amounts would approximate the LIFO carrying values.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment, net consisted of the following:

                                                              December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
         Land and land improvements. . . . . . .        $  8,772       $  6,318
         Buildings and building improvements . .          78,760         67,989
         Machinery and equipment . . . . . . . .         194,714        142,941
         Construction-in-progress. . . . . . . .          15,519         13,105
                                                        --------       --------
                                                         297,765        230,353
         Accumulated depreciation. . . . . . . .         (98,583)       (67,662)
                                                        --------       --------
                                                        $199,182       $162,691
                                                        --------       --------
                                                        --------       --------

    Depreciation expense was $25,770, $19,142, and $16,793 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                              December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
    Compensation and related benefits. . . . . .        $ 29,331       $ 14,201
    Other. . . . . . . . . . . . . . . . . . . .          83,613         43,961
                                                        --------       --------
                                                        $112,944       $ 58,162
                                                        --------       --------
                                                        --------       --------

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

7.  OTHER LIABILITIES

    Other liabilities consisted of the following:

                                                         December 31,
                                                      -------------------
                                                       1996        1995
                                                      -------     -------
    Pensions and other postretirement benefits .      $52,229     $40,240
    Other. . . . . . . . . . . . . . . . . . . .       23,944       7,832
                                                      -------     -------
                                                      $76,173     $48,072
                                                      -------     -------
                                                      -------     -------

8.  SHORT-TERM BORROWINGS

    The Company maintained foreign bank lines of credit aggregating $119,101, and $64,375, of which $33,935 and $19,302 were outstanding at December 31, 1996 and 1995, respectively. The weighted average interest rate on amounts borrowed was approximately 2.4% and 7.1% at December 31, 1996 and 1995, respectively.

    Outstanding letters of credit aggregated approximately $32,897 and $40,036 at December 31, 1996 and 1995, respectively.

9.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                          December 31,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
    7.26% Senior Notes due 2007 (a). . . . . . . .    $200,000    $200,000
    7.10% Senior Notes due 2006 (b). . . . . . . .      85,000         --
    7.25% Senior Notes due 2008 (c). . . . . . . .      75,000         --
    Revolving credit facility (d). . . . . . . . .     146,350     150,150
    Term loan (d). . . . . . . . . . . . . . . . .      73,478         --
    Liquid Yield Option-TM- Notes due 2013 (e) . .     174,594     165,434
    Other. . . . . . . . . . . . . . . . . . . . .       3,785       5,107
                                                      --------    --------
                                                       758,207     520,691
                                                      --------    --------
         Less current portion. . . . . . . . . . .         747       1,051
                                                      --------    --------
                                                      $757,460    $519,640
                                                      --------    --------
                                                      --------    --------

    (a) On August 8, 1995, the Company completed a private placement issuance and sale of $200,000 aggregate principal amount of 7.26% Senior Notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is payable semiannually, and the principal is payable in annual installments of $40,000 each commencing August 8, 2003, with a final installment payment of $40,000 due on August 8, 2007. If there is a default, the interest rate will be the greater of (i) 9.26% or (ii) 2.0% above the prime interest rate.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

         The 2007 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement. The 2007 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in (d) below.

    (b) On June 13, 1996, the Company completed a private placement issuance and sale of $85,000 aggregate principal amount of 7.10% Senior Notes due 2006 (the "2006 Notes"). Interest on the 2006 Notes is payable semiannually, and the principal is payable in annual installments of $12,143 each commencing June 13, 2000, with a final installment payment of $12,143 due on June 13, 2006. If there is a default, the interest rate will be the greater of
         (i) 9.10% or (ii) 2.0% above the prime interest rate.

         The 2006 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement. The 2006 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in (d) below.

    (c) On June 13, 1996, the Company completed a private placement issuance and sale of $75,000 aggregate principal amount of 7.25% Senior Notes due 2008 (the "2008 Notes"). Interest on the 2008 Notes is payable semiannually, and the principal is payable in annual installments of $15,000 each commencing June 13, 2004, with a final installment payment of $15,000 due on June 13, 2008. If there is a default, the interest rate will be the greater of
         (i) 9.25% or (ii) 2.0% above the prime interest rate.

         The 2008 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement. The 2008 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in (d) below.

    (d) In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385,125 ($73,478 at current exchange rates), b) provide an unsecured revolving credit facility in an amount of $275,000, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed in Note 3 and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

         The Company Credit Agreement is available to the Company until April 30, 2001. The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or
         (ii) the London Inter-Bank Offered Rate ("LIBOR") plus

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

         a margin ranging from .25% to 2.125% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

         The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997 which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, Coleman Holdings Inc. The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

    (e) On May 27, 1993, Coleman Worldwide issued and sold $500,000 principal amount at maturity of LYONs in an underwritten public offering. On June 7, 1993, an additional $75,000 principal amount at maturity of LYONs was sold upon exercise of the underwriter's overallotment option.

         The LYONs mature on May 27, 2013 and are secured by 16,394,810 shares of common stock of Coleman. There are no periodic payments of interest on the LYONs. The aggregate principal amount of the LYONs represents a yield to maturity of 7.25% per annum (computed on a semi-annual bond equivalent basis) calculated from May 27, 1993.

         Each LYON has a principal amount at maturity of $1 and is exchangeable, at the option of the holder, at any time on or prior to maturity (unless previously redeemed or otherwise purchased) for shares of common stock of Coleman securing the LYONs at an exchange rate of 15.706 shares of common stock of Coleman per LYON, subject to Coleman Worldwide's right to pay cash equal to the then market value (as defined) of such shares in lieu, in whole or in part, of delivering such shares. The exchange rate will not be adjusted for original issue discount ("OID") but will be subject to adjustment upon the occurrence of certain events affecting the common stock of Coleman.

         The LYONs are redeemable by Coleman Worldwide on or after May 27, 1998, at the option of Coleman Worldwide, in whole or in part, at redemption prices equal to the issue price plus accrued OID through but excluding the date of redemption, payable solely in cash. Coleman Worldwide will purchase any LYON, at the option of the holder, on May 27, 1998, May 27, 2003 and May 27, 2008 (each, a "Purchase Date") for a purchase price per LYON equal to the issue price plus accrued OID through but excluding each such Purchase Date, representing a yield per annum to the holder on each such date of 7.25% computed on a semi-annual bond equivalent basis. Coleman Worldwide may, at its option, elect to pay the purchase price on any Purchase Date either in cash or shares of common stock of Coleman or any combination thereof.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

         The Indenture governing the LYONs provides the holders of LYONs with the option to require Coleman Worldwide to purchase the LYONs after the occurrence of certain events ("Additional Purchase Right Events"). Additional Purchase Right Events occur, among other things, upon the Company's Consolidated Debt Ratio (as defined) exceeding 0.75 to 1.0 or the Consolidated Net Worth (as defined) of Coleman Worldwide as of the end of any fiscal quarter being less than a specified amount which is $60,000 at March 31, 1997 and increases to $70,000 at June 30, 1997.

    The aggregate scheduled amounts of long-term debt maturities in the years 1997 through 2001 are $747, $500, $2,357, $12,207, and $232,005, respectively.

10. INCOME TAXES

    Coleman Worldwide is included in the consolidated federal income tax return of Mafco Holdings Inc. ("Mafco") and certain state tax returns of Mafco or its affiliates. Coleman Worldwide and Mafco are parties to a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes that Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $54,739 at December 31, 1996. As a result of the restriction on the payment of the tax sharing amounts, income taxes provided pursuant to the Tax Sharing Agreement are reflected as a non-cash charge. For all periods presented, federal and state income taxes are provided as if Coleman Worldwide filed its own income tax returns. The accompanying consolidated balance sheet includes approximately $18,528 and $37,846 of federal and state income taxes payable to Mafco pursuant to the Tax Sharing Agreement at December 31, 1996 and 1995, respectively.

    For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                         Year Ended December 31,
                                                      ------------------------------
                                                        1996       1995      1994
                                                      --------   --------   --------
Earnings (loss) earnings before income taxes,
 minority interest and extraordinary item:
  Domestic . . . . . . . . . . . . . . . . . . . . .  $(39,593)  $ 66,900   $ 59,392
  Foreign. . . . . . . . . . . . . . . . . . . . . .   (20,769)   (14,434)   (22,375)
                                                      --------   --------   --------
                                                      $(60,362)  $ 52,466   $ 37,017
                                                      --------   --------   --------
                                                      --------   --------   --------

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


Significant components of the provision for income tax (benefit) expense were as follow:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1996        1995       1994
                                                --------    -------    -------
    Current:
      Federal . . . . . . . . . . . . . . . .   $ (3,932)   $14,520    $ 3,147
      State . . . . . . . . . . . . . . . . .       (937)     3,102        899
      Foreign . . . . . . . . . . . . . . . .      3,454      3,853      2,248
                                                --------    -------    -------
        Total current . . . . . . . . . . . .     (1,415)    21,475      6,294
                                                --------    -------    -------
    Deferred:
      Federal . . . . . . . . . . . . . . . .    (10,686)    (3,104)     6,069
      State . . . . . . . . . . . . . . . . .     (2,178)      (725)     1,114
      Foreign . . . . . . . . . . . . . . . .       (474)     2,215     (3,040)
                                                --------    -------    -------
        Total deferred. . . . . . . . . . . .    (13,338)    (1,614)     4,143
                                                --------    -------    -------
                                                $(14,753)   $19,861    $10,437
                                                --------    -------    -------
                                                --------    -------    -------


    The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                                     Year Ended December 31,
                                                                   --------------------------
                                                                    1996       1995      1994
                                                                   -----       ----     -----
    (Benefit) provision at statutory rate. . . . . . . . . . . .   (35.0)%     35.0%     35.0%
    State taxes, net . . . . . . . . . . . . . . . . . . . . . .    (4.5)       2.2       3.5
    Recognition of permanent basis differences related
      to loss on restructuring of foreign investment . . . . . .      --         --     (13.4)
    Nondeductible amortization . . . . . . . . . . . . . . . . .     4.3        3.8       4.4
    Foreign operations . . . . . . . . . . . . . . . . . . . . .     3.6       (0.2)     (3.4)
    Valuation allowance. . . . . . . . . . . . . . . . . . . . .     5.8         --        --
    Puerto Rico operations . . . . . . . . . . . . . . . . . . .     0.3       (3.1)       --
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .     1.1        0.2       2.1
                                                                   -----       ----     -----
    Effective tax rate (benefit) provision . . . . . . . . . . .   (24.4)%     37.9%     28.2%
                                                                   -----       ----     -----
                                                                   -----       ----     -----

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Coleman Worldwide's deferred tax liabilities and assets are as follows:

                                                                   December 31,
                                                                ------------------
                                                                  1996       1995
                                                                -------    -------
    Deferred tax assets:
      Postretirement benefits other than pensions . . . . . .   $12,370    $11,986
      Reserves for self-insurance and warranty costs. . . . .     6,678      4,777
      Pension liabilities . . . . . . . . . . . . . . . . . .     8,828      4,942
      Inventory . . . . . . . . . . . . . . . . . . . . . . .     8,245      5,579
      Net operating loss carryforwards. . . . . . . . . . . .    14,875      3,103
      Impaired assets . . . . . . . . . . . . . . . . . . . .        --     10,068
      Other, net. . . . . . . . . . . . . . . . . . . . . . .    24,026      5,555
                                                                -------    -------
        Total deferred tax assets . . . . . . . . . . . . . .    75,022     46,010
    Valuation allowance . . . . . . . . . . . . . . . . . . .    (7,501)        --
                                                                -------    -------
          Net deferred tax assets . . . . . . . . . . . . . .    67,521     46,010
                                                                -------    -------
    Deferred tax liabilities:
      Depreciation. . . . . . . . . . . . . . . . . . . . . .    18,248     17,611
      Other, net. . . . . . . . . . . . . . . . . . . . . . .     7,675      5,125
                                                                -------    -------
        Total deferred tax liabilities. . . . . . . . . . . .    25,923     22,736
                                                                -------    -------
          Net deferred tax assets . . . . . . . . . . . . . .   $41,598    $23,274
                                                                -------    -------
                                                                -------    -------


    During 1996, Coleman Worldwide increased the valuation allowance related to certain foreign deferred tax assets due to uncertainties over realization. At December 31, 1996, Coleman Worldwide had net operating loss carryforwards ("NOL's") of approximately $42,677 for certain foreign income tax purposes. These NOL's expire beginning in 1999.

    Coleman Worldwide has not provided for taxes on undistributed foreign earnings of approximately $16,904 at December 31, 1996 as Coleman Worldwide intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.


11. RELATED PARTY TRANSACTIONS

    In 1996, the Company entered into an agreement with an affiliate in which the Company realized approximately $1,800 of net tax benefits associated with certain foreign tax net operating loss carry forwards that had not previously been recognized.

    The Company provided management services to certain affiliates pursuant to a management agreement through June 30, 1995. The consolidated financial statements reflect the management fees as a reduction in selling, general and administration expenses. For the years ended December 31, 1995 and 1994, management fees earned by the Company were $2,400 and $4,800, respectively.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

    MacAndrews & Forbes provides Coleman Worldwide, at Coleman Worldwide's request, with certain allocated services, pursuant to a services agreement. These allocated services are purchased by MacAndrews & Forbes from third party providers on behalf of Coleman Worldwide. Such services include professional services, such as legal and accounting, insurance coverage and other services. Coleman Worldwide reimburses MacAndrews & Forbes for that portion of amounts due to third party providers as is allocable to the services purchased for and provided to Coleman Worldwide and reimburses MacAndrews & Forbes for their other out-of-pocket expenses incurred in connection with providing such services. Coleman Worldwide participates in certain of Holdings' insurance programs, including health and life insurance, workers compensation, and liability insurance. Coleman Worldwide's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. The expense was $13,923, $9,874, and $10,586 for the years ended December 31, 1996, 1995 and
1994, respectively.

    The Company purchases and sells products from and to certain affiliates. These amounts are not, in the aggregate, material.

12. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

    Holdings maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The U.S. salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The U.S. hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended.

    Holdings also has an unfunded excess benefit plan covering certain of the Company's U.S. employees whose benefits under the plans described above are limited by provisions of the Internal Revenue Code. The following table reconciles the funded status of the pension plans with the amount recognized in Coleman Worldwide's consolidated balance sheets as of the dates indicated:

                                                                            December 31,
                                                                     -------------------------
                                                                        1996           1995
                                                                     ---------      ---------
    Actuarial present value of benefit obligation:
         Accumulated benefit obligation, including vested
            benefits of $18,686 and $15,282. . . . . . . . . . .     $ (21,933)     $ (17,588)
                                                                     ---------      ---------
                                                                     ---------      ---------
    Projected benefit obligation for service
         rendered to date. . . . . . . . . . . . . . . . . . . .     $ (37,092)     $ (32,284)
    Plan assets at fair value. . . . . . . . . . . . . . . . . .        16,197          9,696
                                                                     ---------      ---------
    Projected benefit obligation in excess of plan assets. . . .       (20,895)       (22,588)
    Unrecognized prior service cost. . . . . . . . . . . . . . .            50             57
    Unrecognized net loss. . . . . . . . . . . . . . . . . . . .         7,999          8,869
                                                                     ---------      ---------
    Accrued pension cost . . . . . . . . . . . . . . . . . . . .       (12,846)       (13,662)
    Amount reflected as an intangible asset. . . . . . . . . . .          (288)            --
    Amount reflected as minimum pension liability adjustment . .          (470)            --
                                                                     ---------      ---------
    Amount reflected as pension liability. . . . . . . . . . . .     $ (13,604)     $ (13,662)
                                                                     ---------      ---------
                                                                     ---------      ---------

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 7.25% as of December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1996 and 1995. The expected long-term rate of return on assets was 9% as of December 31, 1996, 1995 and 1994. Plan assets consist primarily of common stock, mutual funds and fixed income securities stated at fair market value, and cash equivalents stated at cost, which approximates fair market value. Unrecognized items are being recognized over the estimated remaining service lives of active employees.

    Net pension expense includes the following components:

                                                     Year Ended December 31,
                                                ------------------------------
                                                   1996      1995       1994
                                                --------   --------   --------
    Service cost-benefits attributed to
         service during the year . . . . . . .  $  3,098   $  2,125   $  2,051
    Interest cost on projected
         benefit obligation. . . . . . . . . .     2,442      2,004      1,554
    Actual return on plan assets . . . . . . .    (1,490)    (1,347)       391
    Net amortization and deferrals . . . . . .       844        834       (750)
                                                --------   --------   --------
    Net pension expense. . . . . . . . . . . .  $  4,894   $  3,616   $  3,246
                                                --------   --------   --------
                                                --------   --------   --------

SAVINGS PLAN:

    In January 1990, Holdings initiated an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company's full-time U.S. employees and allows employees to contribute up to 10% of their salary to the plan. The Company matches, at a 33 1/3% rate, employee contributions of up to 6% of their salary. Amounts charged to expense for matching contributions were $1,314, $1,165, and $927 for the years ended December 31,1996, 1995 and 1994, respectively.

RETIREE HEALTH CARE AND LIFE INSURANCE:

    The Company, through Holdings, provides certain unfunded health and life insurance benefits for certain retired employees. Approximately 53 percent of the Company's U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company.

    The following table reconciles the funded status of the Company's allocable portion of Holdings' postretirement benefit plans with the amount recognized in Coleman Worldwide's consolidated balance sheets as of the dates indicated:

                                                                           December 31,
                                                                     -------------------------
                                                                        1996           1995
                                                                     ----------      ---------
    Accumulated postretirement benefit obligation:
         Retirees. . . . . . . . . . . . . . . . . . . . . . . .     $  (6,682)     $  (6,660)
         Fully eligible active plan participants . . . . . . . .        (3,015)        (2,991)
         Other active plan participants. . . . . . . . . . . . .       (10,664)       (10,904)
                                                                     ---------       --------
    Total accumulated postretirement benefit obligation. . . . .       (20,361)       (20,555)
    Unrecognized transition benefit. . . . . . . . . . . . . . .        (3,973)        (4,239)
    Unrecognized prior service cost. . . . . . . . . . . . . . .          (492)          (580)
    Unrecognized net (gain) loss . . . . . . . . . . . . . . . .          (976)           936
                                                                     ---------       --------
    Net postretirement benefit liability . . . . . . . . . . . .     $ (25,802)     $ (24,438)
                                                                     ---------       --------
                                                                     ---------       --------

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

    Net periodic postretirement benefit expense includes the following components:

                                                                 Year Ended December 31,
                                                            --------------------------------
                                                               1996       1995        1994
                                                            ---------   --------    --------
    Service cost-benefits attributed to service
         during the year . . . . . . . . . . . . . . . . .  $   1,044   $    756    $    901
    Interest cost on accumulated postretirement
         benefit obligation. . . . . . . . . . . . . . . .      1,454      1,352       1,268
    Amortization of transition benefit
         and other net gains . . . . . . . . . . . . . . .       (354)      (455)       (354)
                                                            ---------   --------    --------
    Net periodic postretirement benefit expense. . . . . .  $   2,144   $  1,653    $  1,815
                                                            ---------   --------    --------
                                                            ---------   --------    --------

    The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5% and 7.25% as of December 31, 1996 and 1995, respectively. The assumed health care cost trend rate used in measuring the APBO at December 31, 1996 was 8% starting in 1997, then gradually decreasing to 5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic benefit expense reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1996 by approximately 18% and the service and interest cost components of net periodic postretirement benefit expense by approximately 23%.

STOCK OPTION PLAN:

    The Company adopted The Coleman Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") prior to the effective date of the IPO. During 1993, the shareholders approved the 1993 Stock Option Plan (the "1993 Stock Option Plan") and during 1996, the shareholders approved The Coleman Company, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). Under the terms of the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Stock Option Plan (collectively the "Stock Option Plans"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") may be granted to key employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

    The following table summarizes the stock option transactions under the Stock Option Plans:

                                           1996                             1995                        1994
                                 --------------------------   ----------------------------  --------------------------
                                               Weighted-                      Weighted-                  Weighted-
                                                Average                        Average                    Average
                                  Options    Exercise Price    Options     Exercise Price    Options    Exercise Price
                                 ---------   --------------   --------     ---------------  ---------   --------------
Outstanding - January 1,         2,572,930      $  15.25      2,310,888       $  14.03      1,256,540      $  12.61
    Granted:
        at market price            294,000         19.73        637,000          17.89      1,272,450         15.13
        above market price         381,000         15.00             -              -              -             -
    Exercised                     (154,890)        12.17       (325,748)         12.09        (53,362)        10.12
    Forfeited                      (75,410)        14.19        (49,210)         13.14       (164,740)        12.98
                                ----------                   ----------                    ---------
Outstanding - December 31,       3,017,630         15.84      2,572,930          15.25      2,310,888         14.03
                                ----------                   ----------                    ---------
                                ----------                   ----------                    ---------
Exercisable - December 31,         513,440         13.25        413,526          12.84        488,488         12.15
                                ----------                   ----------                    ---------
                                ----------                   ----------                    ---------
Weighted-average fair value
    of options granted during
    the year:
        at market price         $     6.62      $   7.13
                                ----------      --------
                                ----------      --------
        above market price      $     3.21            -
                                ----------      --------
                                ----------      --------

    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1996:


                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
--------------------------------------------------------------------   ------------------------------
    Range                       Weighted-Average
of Exercise          Number        Remaining        Weighted-Average     Number      Weighted-Average
  Prices          Outstanding   Contractual Life     Exercise Price    Exercisable     Exercise Price
-----------       -----------  -----------------    ----------------   -----------   ----------------
$ 9.75-$14.32       770,630          1.59 years         $   13.05        393,440          $   12.71
$14.33-$15.13       606,000          7.32                   14.98        120,000              15.06
$15.14-$16.30       755,000          7.92                   16.06             -               -
$16.31-$23.13       886,000          8.86                   18.65             -               -
                  ---------                                              -------

$ 9.75-$23.13     3,017,630          6.46                                513,440
                  ---------                                              -------
                  ---------                                              -------

    As described in Note 1, the Company follows APB 25 in accounting for its stock compensation arrangements. Pro forma financial information regarding net income is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS
123. The fair value of ISOs and NQSOs granted during 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.11% and 5.91% for 1996 and 1995, respectively, dividend yield of 0.0%, volatility of the expected market price of the Company's common stock of 20.2% and 30.8% for 1996 and 1995, respectively, and a weighted-average expected life of the option of 5.5 years.

    FAS 123 requires the use of option valuation models, one of which is the Black-Scholes model, that were not developed for use valuing ISOs or NQSOs. Further, these option valuation models require the input of highly

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


subjective assumptions, including the expected stock price volatility. In management's opinion, based on the above, the existing models do not necessarily provide a reliable single measure of the fair value of its ISOs or NQSOs.

    The following summarized, unaudited pro forma results of operations assume the estimated fair value of the ISOs and NQSOs granted in 1996 and 1995 is amortized to expense over the ISOs' and NQSOs' vesting period. FAS 123 does not require disclosure of the effect of any grants of stock based compensation prior to 1995 and, therefore, the pro forma effect on net earnings of FAS 123 is not representative of the pro forma effect on net earnings in future years.

                                            Year Ended December 31,
                                            -----------------------
                                              1996            1995
                                            --------        -------
    Pro forma net (loss) earnings. . . . .  $(42,180)       $24,897


13. COMMITMENTS AND CONTINGENCIES

LEASES:

    The Company leases manufacturing, administrative and sales facilities and various types of equipment under operating lease agreements expiring through 2007. Rental expense was $14,164, $11,526, and $9,520 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1996, aggregated $43,573; such commitments for each of the five years subsequent to December 31, 1996 are $12,379, $11,135, $6,189, $4,296, and $2,619, respectively, and $6,955 thereafter.

    The Company leases its Hastings, Nebraska facility and the corporate office building in Denver, Colorado under agreements which give the Company the right, subject to certain qualifications, to renew, terminate, or purchase the properties. Upon termination, the Company has guaranteed the lessor certain residual values.


ENVIRONMENTAL MATTERS:

    The Company is subject to various environmental regulations and has adopted an environmental policy designed to ensure the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate, were not significant in 1996, and are not expected to be significant in the foreseeable future. Coleman has established reserves for various environmental matters to cover the estimated costs of the investigations, remedial activities and litigation.


NON-RECOURSE GUARANTY:

    On July 22, 1993, Coleman Worldwide's parent, Coleman Holdings Inc., ("Coleman Holdings") issued and sold $281,281 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Old Notes") in a private placement offering. Subsequent to the private placement offering, a registration statement on Form

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


S-1 was filed to exchange the Old Notes for Series B Senior Secured Discount Notes (the "Notes"). The net proceeds of approximately $162,299 were distributed to Coleman Holdings' parent.

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


OTHER:

    The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on Coleman Worldwide's consolidated financial condition or results of operations. Coleman Worldwide and the Company have entered into a cross-indemnification agreement with Holdings pursuant to which Coleman will indemnify Holdings against all liabilities related to businesses transferred to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

    The Company is also party to a license agreement which requires payments of minimum guaranteed royalties aggregating to $8,225 at December 31, 1996; such commitments for each of the four years remaining under the agreement subsequent to December 31, 1996 are $933, $1,768, $2,454, and $3,070,
respectively.


14. SIGNIFICANT CUSTOMERS

    The Company's U.S. and Canadian operations have one significant customer which accounted for approximately 15%, 19%, and 21% of net revenues in the years ended December 31, 1996, 1995 and 1994, respectively.


15. CASH FLOW REPORTING

    Coleman Worldwide uses the indirect method to report cash flows from operating activities. Interest paid was $37,608, $23,976, and $11,933 and income taxes paid were $2,857, $4,606, and $359 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain non-cash transactions relating to acquisitions and the issuance of long-term debt have been reported in Notes 2 and 9.


16. GEOGRAPHIC SEGMENTS

    Coleman Worldwide designs, manufactures and markets a wide variety of multiuse products and accessories, which are primarily marketed through independent retail markets, for the outdoor recreation and hardware consumers. Coleman Worldwide is a leading manufacturer and marketer of brand name consumer products for the camping and related outdoor recreation markets in the United States, Canada, Europe, and Japan.

    Operating profit, as indicated below, represents net revenues less operating expenses and amortization of goodwill. Generally, sales between geographic areas are made at cost plus a share of operating profit. Identifiable assets are those used by each geographic segment. Corporate assets are principally cash, certain property and equipment, income tax refunds receivable - affiliate, and deferred charges. The geographic segment

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


presentation has been restated for the years ended December 31, 1995 and 1994 to reflect the European segment which became a significant segment for the year ended December 31, 1996, primarily due to the impact of the Camping Gaz operations.

    Information related to Coleman Worldwide's geographic segments is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1996           1995          1994
                                         ----------     ----------     --------
    Net revenues:
         Domestic - U.S. . . . . . . .   $  916,260     $  716,018     $566,098
                  - Export . . . . . .       91,125         90,434       93,917
         Europe  . . . . . . . . . . .      168,780         52,233       52,461
         Other foreign . . . . . . . .      219,350        169,836      121,545
         Eliminations. . . . . . . . .     (175,299)       (94,947)     (82,441)
                                         ----------     ----------     --------
                                         $1,220,216     $  933,574     $751,580
                                         ----------     ----------     --------
                                         ----------     ----------     --------
         Operating profit:
         Domestic (a). . . . . . . . .   $   19,915     $  120,915     $ 94,773
         Europe (b). . . . . . . . . .      (17,505)        (3,241)     (23,203)
         Other foreign (c) . . . . . .        4,027        (10,540)       2,222
                                         ----------     ----------     --------
                                              6,437        107,134       73,792
    Corporate expenses . . . . . . . .      (16,032)       (18,738)     (12,744)
    Interest expense . . . . . . . . .      (50,767)       (35,930)     (24,031)
                                         ----------     ----------     --------
    (Loss) earnings before income
      taxes, minority interest
      and extraordinary item . . . . .   $  (60,362)    $   52,466     $ 37,017
                                         ----------     ----------     --------
                                         ----------     ----------     --------
    Identifiable assets:
         Domestic. . . . . . . . . . .   $  782,373     $  696,681     $559,599
         Europe. . . . . . . . . . . .      247,412         70,478       72,908
         Other foreign . . . . . . . .       83,033         59,107       54,573
         Corporate . . . . . . . . . .       93,631         80,123       67,946
                                         ----------     ----------     --------
                                         $1,206,449     $  906,389     $755,026
                                         ----------     ----------     --------
                                         ----------     ----------     --------

----------------------
(a)  Includes $49,257 of restructuring and other charges in 1996.
(b) Includes $20,002 of restructuring and other charges in 1996 and $17,956 related to the German Restructuring in 1994.
(c) Includes $4,941 of restructuring and other charges in 1996 and $12,289 of asset impairment charges in 1995.

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


17. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

    Summarized quarterly financial data for 1996 and 1995 are as follow:


                                                                     Quarter Ended
                                         --------------------------------------------------------------------
                                         March 31,         June 30,     September 30,(a)   December 31,(b)(c)
                                         --------          --------     ---------------    ------------------
1996
----
Net revenues   . . . . . . . . . . . .   $273,560          $452,654         $269,607            $224,395
Gross profit   . . . . . . . . . . . .     80,966           137,538           39,894              33,321
Earnings (loss) before
  extraordinary item . . . . . . . . .     12,236            21,437          (42,047)            (31,845)
Net earnings (loss). . . . . . . . . .     11,654            20,780          (42,052)            (31,845)

1995
----
Net revenues   . . . . . . . . . . . .   $224,024          $311,281         $211,817            $186,452
Gross profit   . . . . . . . . . . . .     68,496            99,575           65,932              50,144
Earnings (loss) before
  extraordinary item . . . . . . . . .      9,285            21,085            5,831             (10,292)
Net earnings (loss). . . . . . . . . .      9,285            21,085            5,044             (10,292)

---------------------
(a) For the third quarter of 1996, the gross profit amount includes $33,567 of restructuring and other charges. The loss before extraordinary item and net loss amounts include an after tax charge of $44,495 related to restructuring and other charges.
(b) For the fourth quarter of 1996, the gross profit amount includes $10,438 of restructuring and other charges. The loss before extraordinary item and net loss amounts include an after tax charge of $8,021 related to restructuring and other charges.
(c) For the fourth quarter of 1995, the gross profit amount includes $7,599 of income as a result of adopting the provisions of EITF 95-2. The loss before extraordinary item and net loss amounts include an after tax asset impairment charge of $9,856 as a result of adopting FAS 121 and an after tax credit of $3,796 as a result of adopting the provisions of EITF 95-2.

                                                                      SCHEDULE 1

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         COLEMAN WORLDWIDE CORPORATION

                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         December 31,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
                   ASSETS

Investment in The Coleman Company, Inc.. . . . .    $209,465    $243,076
Note receivable - affiliate. . . . . . . . . . .      54,739      50,685
Other assets . . . . . . . . . . . . . . . . . .      13,285      13,617
                                                    --------    --------
                                                    $277,489    $307,378
                                                    --------    --------
                                                    --------    --------

     LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued expenses . . . . . . . . . . . . . . . .    $     38    $     25
Income taxes payable - subsidiary. . . . . . . .      21,661       2,400
Income taxes payable - affiliate - long term . .      18,528      37,846
Long-term debt . . . . . . . . . . . . . . . . .     174,594     165,434

Stockholder's equity
  Common stock . . . . . . . . . . . . . . . . .           1           1
  Additional paid-in-capital . . . . . . . . . .      23,687      23,496
  Retained earnings. . . . . . . . . . . . . . .      36,360      77,823
  Minimum pension liability adjustment . . . . .        (236)         --
  Currency translation adjustment. . . . . . . .       2,856         353
                                                    --------    --------
    Total stockholder's equity . . . . . . . . .      62,668     101,673
                                                    --------    --------
                                                    $277,489    $307,378
                                                    --------    --------
                                                    --------    --------

                                                                   SCHEDULE I

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                        COLEMAN WORLDWIDE CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                                   Year Ended December 31,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------
Administrative expenses. . . . . . . . . . . . . . . . . .    $     193    $    182     $     95
Interest expense, net. . . . . . . . . . . . . . . . . . .       12,040      11,385       10,657
Amortization of deferred charges . . . . . . . . . . . . .          583         564          458
Other income, net. . . . . . . . . . . . . . . . . . . . .       (2,755)        (51)          --
                                                              ---------    --------     --------
Loss before income taxes, equity in net earnings of
 subsidiaries and extraordinary item . . . . . . . . . . .      (10,061)    (12,080)     (11,210)
Income tax benefit . . . . . . . . . . . . . . . . . . . .       (3,826)     (4,618)      (4,310)
                                                              ---------    --------     --------
Loss before equity in net earnings of subsidiary
 and extraordinary item. . . . . . . . . . . . . . . . . .       (6,235)     (7,462)      (6,900)
Equity in net (loss) earnings of subsidiaries. . . . . . .      (34,631)     32,584       27,069
                                                              ---------    --------     --------
(Loss) earnings before extraordinary item. . . . . . . . .      (40,866)     25,122       20,169
Extraordinary loss on early extinguishment of debt,
 net of income tax benefit of $415 . . . . . . . . . . . .         (597)         --           --
                                                              ---------    --------     --------
Net (loss) earnings. . . . . . . . . . . . . . . . . . . .    $ (41,463)   $ 25,122     $ 20,169
                                                              ---------    --------     --------
                                                              ---------    --------     --------

                                                                      SCHEDULE I

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                            COLEMAN WORLDWIDE CORPORATION

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                               Year Ended December 31,
                                                             -----------------------------
                                                               1996      1995       1994
                                                             --------  --------  ---------
Net cash provided by operating activities. . . . . . . . .   $  3,993  $  7,254  $  26,844
                                                             --------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable - affiliate. . . . . . . . . .     (4,054)   (6,742)   (27,052)
                                                             --------  --------  ---------
Net cash used by investing activities. . . . . . . . . . .     (4,054)   (6,742)   (27,052)
                                                             --------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt. . . . . . . . . . . . . . . .       (130)     (898)        --
Contributions from parent. . . . . . . . . . . . . . . . .        191       386        208
                                                             --------  --------  ---------
Net cash (used) provided by financing activities . . . . .         61      (512)       208
                                                             --------  --------  ---------
Increase in cash . . . . . . . . . . . . . . . . . . . . .   $     --   $    --   $     --
                                                             --------  --------  ---------
                                                             --------  --------  ---------

                                                                     SCHEDULE I


                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         COLEMAN WORLDWIDE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

    Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs" -TM-). Coleman Worldwide holds 44,067,520 shares of the common stock of The Coleman Company, Inc. (the "Company" or "Coleman") which represents approximately 83% of the outstanding Coleman common stock as of December 31, 1996.

    In the Coleman Worldwide parent company-only financial statements, Coleman Worldwide's investment in Coleman is stated at cost plus equity in undistributed earnings of Coleman since date of acquisition. Coleman Worldwide's share of net income of its unconsolidated subsidiary is included in consolidated income using the equity method. The Coleman Worldwide parent company-only financial statements should be read in conjunction with Coleman Worldwide's consolidated financial statements.

2.  LONG-TERM DEBT

    On May 27, 1993, Coleman Worldwide issued and sold $500,000 principal amount at maturity of LYONs in an underwritten public offering. On June 7, 1993, an additional $75,000 principal amount at maturity of LYONs was sold upon exercise of the underwriter's overallotment option. The net proceeds of approximately $133,100 were used to repay the Allocated Indebtedness and the balance of the net proceeds was used to pay a dividend to MacAndrews & Forbes.

    The LYONs mature on May 27, 2013 and are secured by 16,394,810 shares of common stock of Coleman. There are no periodic payments of interest on the LYONs. The aggregate principal amount of the LYONs represents a yield to maturity of 7.25% per annum (computed on a semi-annual bond equivalent basis) calculated from May 27, 1993.

    Each LYON has a principal amount at maturity of $1 and is exchangeable, at the option of the holder, at any time on or prior to maturity (unless previously redeemed or otherwise purchased) for shares of common stock of Coleman securing the LYONs at an exchange rate of 15.706 shares of common stock of Coleman per LYON, subject to the Coleman Worldwide's right to pay cash equal to the then market value (as defined) of such shares in lieu, in whole or in part, of delivering such shares. The exchange rate will not be adjusted for original issue discount ("OID") but will be subject to adjustment upon the occurrence of certain events affecting the Coleman Common Stock. As of December 31, 1996, LYONs with a principal amount at maturity of $13,447 have been exchanged at the request of the LYONs holder.

    The LYONs are redeemable by Coleman Worldwide on or after May 27, 1998, at the option of Coleman Worldwide, in whole or in part, at redemption prices equal to the issue price plus accrued OID through but excluding the date of redemption, payable solely in cash. Coleman Worldwide will purchase any LYON, at the option of the holder, on May 27, 1998, May 27, 2003 and May 27, 2008 (each, a "Purchase Date") for a purchase price per LYON equal to the issue price plus accrued OID through but excluding each such Purchase Date,

                                                                     SCHEDULE I


                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         COLEMAN WORLDWIDE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


representing a yield per annum to the holder on each such date of 7.25% computed on a semi-annual bond equivalent basis. Coleman Worldwide may, at its option, elect to pay the purchase price on any Purchase Date either in cash or shares of common stock of Coleman or any combination thereof.

    The Indenture governing the LYONs provides the holders of LYONs with the option to require Coleman Worldwide to purchase the LYONs after the occurrence of certain events ("Additional Purchase Right Events").
Additional Purchase Right Events occur, among other things, upon the Company's Consolidated Debt Ratio (as defined) exceeding 0.75 to 1.0 or the Consolidated Net Worth (as defined) of Coleman Worldwide as of the end of any fiscal quarter being less than a specified amount which is $60,000 at March 31, 1997 and increases to $70,000 at June 30, 1997.

3.  COMMITMENTS AND CONTINGENCIES

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

4. INCOME TAXES RECEIVABLE -, INCOME TAXES PAYABLE -, AND NOTE RECEIVABLE -AFFILIATE

    Coleman and Coleman Worldwide are included in the consolidated federal and certain consolidated state income tax returns of Mafco Holdings Inc. ("Mafco") and/or its affiliates. Coleman and Coleman Worldwide have entered into a tax sharing agreement (the "Company Tax Sharing Agreement") pursuant to which Coleman is required to pay to Coleman Worldwide amounts equal to the taxes that Coleman would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. The accompanying condensed balance sheet includes approximately $21,666 and $2,400 of federal and state income taxes payable to Coleman pursuant to the Company Tax Sharing Agreement at December 31, 1996 and 1995, respectively. Coleman Worldwide and Mafco are parties to a tax sharing agreement (the "Worldwide Tax Sharing Agreement"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes that Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the Company Tax Sharing Agreement may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $54,739 and $50,685 at December 31, 1996 and 1995, respectively.

                                                                     SCHEDULE I


                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONCLUDED)

                         COLEMAN WORLDWIDE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

As a result of the restriction on the payment of the tax sharing amounts, the accompanying condensed balance sheet includes approximately $18,528 and $37,846 of federal and state income taxes payable to Mafco pursuant to the Worldwide Tax Sharing Agreement at December 31, 1996 and 1995, respectively.