Form 10-Q
period 1997-03-31
COLEMAN WORLDWIDE CORP
filed 1997-05-13
CIK 901038

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended     MARCH 31, 1997
                                   --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission File Number:               1-11962
                                      -------

                            COLEMAN WORLDWIDE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         13-3704484
            -------------------------------       ------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

     1767 DENVER WEST BLVD., GOLDEN, COLORADO            80401
     ----------------------------------------          ----------
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
The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of May 5, 1997, all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                            Exhibit Index on Page 12.

                          COLEMAN WORLDWIDE CORPORATION

                                      INDEX

                         PART I.  FINANCIAL INFORMATION                     Page
                                                                            ----
Item 1.     Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Operations
                  Three months ended March 31, 1997 and 1996 . . . . . . .    3

               Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996 . . . . . . . . . .    4

               Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996 . . . . . . .    5

               Notes to Condensed Consolidated Financial Statements. . . .    6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .    8

                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   12

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   12

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months
                                                            Ended March 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Net revenues . . . . . . . . . . . . . . . . . . . . .   $295,464    $273,560
Cost of sales. . . . . . . . . . . . . . . . . . . . .    214,422     192,594
                                                         --------    --------
Gross profit . . . . . . . . . . . . . . . . . . . . .     81,042      80,966
Selling, general and administrative expenses . . . . .     65,923      46,776
Interest expense, net. . . . . . . . . . . . . . . . .     13,854      11,056
Amortization of goodwill and deferred charges. . . . .      3,010       2,392
Other expense (income), net. . . . . . . . . . . . . .        271      (2,721)
                                                         --------    --------
(Loss) earnings before income taxes, minority
   interest and extraordinary item . . . . . . . . . .     (2,016)     23,463
Income tax (benefit) expense . . . . . . . . . . . . .       (775)      8,692
Minority interest in earnings of Camping Gaz . . . . .        112         --
Minority interest in earnings of Coleman . . . . . . .        120       2,535
                                                         --------    --------
(Loss) earnings before extraordinary item. . . . . . .     (1,473)     12,236
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit. . . . . . . . .        --         (582)
                                                         --------    --------
Net (loss) earnings. . . . . . . . . . . . . . . . . .   $ (1,473)   $ 11,654
                                                         --------    --------
                                                         --------    --------

            See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                              March 31,  December 31,
                                                                1997         1996
                                                            -----------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .   $   12,866   $   17,299
  Accounts and notes receivable, less allowance of
    $9,934 in 1997 and $11,512 in 1996. . . . . . . . . .      271,617      209,942
  Inventories . . . . . . . . . . . . . . . . . . . . . .      288,166      287,502
  Deferred tax assets . . . . . . . . . . . . . . . . . .       39,895       40,466
  Prepaid assets and other. . . . . . . . . . . . . . . .       16,611       14,885
                                                            ----------   ----------
      Total current assets. . . . . . . . . . . . . . . .      629,155      570,094
Property, plant and equipment, net. . . . . . . . . . . .      194,739      199,182
Intangible assets related to businesses acquired, net . .      341,907      349,761
Note receivable - affiliate . . . . . . . . . . . . . . .       47,739       54,739
Deferred tax assets and other . . . . . . . . . . . . . .       39,892       32,673
                                                            ----------   ----------
                                                            $1,253,432   $1,206,449
                                                            ----------   ----------
                                                            ----------   ----------
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts and notes payable. . . . . . . . . . . . . . .   $  194,462   $  132,841
  Other current liabilities . . . . . . . . . . . . . . .      115,902      113,691
                                                            ----------   ----------
      Total current liabilities . . . . . . . . . . . . .      310,364      246,532

Long-term debt. . . . . . . . . . . . . . . . . . . . . .      745,770      757,460
Income taxes payable - affiliate. . . . . . . . . . . . .       16,681       18,528
Other liabilities . . . . . . . . . . . . . . . . . . . .       75,711       76,173
Minority interest . . . . . . . . . . . . . . . . . . . .       44,598       45,088

Contingencies . . . . . . . . . . . . . . . . . . . . . .

Stockholder's equity:
  Common stock. . . . . . . . . . . . . . . . . . . . . .            1            1
  Additional paid-in capital. . . . . . . . . . . . . . .       28,159       23,687
  Retained earnings . . . . . . . . . . . . . . . . . . .       34,887       36,360
  Currency translation adjustment . . . . . . . . . . . .       (2,364)       2,856
  Minimum pension liability adjustment. . . . . . . . . .         (375)        (236)
                                                            ----------   ----------
      Total stockholder's equity. . . . . . . . . . . . .       60,308       62,668
                                                            ----------   ----------
                                                            $1,253,432   $1,206,449
                                                            ----------   ----------
                                                            ----------   ----------

            See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . $ (1,473)    $  11,654
                                                                   --------     ---------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . .    9,735         7,733
    Non-cash tax sharing agreement (benefit) provision . . . . . .   (1,847)        5,682
    Minority interest in earnings of Coleman . . . . . . . . . . .      120         2,535
    Minority interest in earnings of Camping Gaz . . . . . . . . .      112            --
    Interest accretion . . . . . . . . . . . . . . . . . . . . . .    3,142         2,976
    Non-cash gain on LYONs conversion. . . . . . . . . . . . . . .        --       (2,751)
    Extraordinary loss on early extinguishment of debt . . . . . .        --          986
    Change in assets and liabilities:
      Increase in receivables. . . . . . . . . . . . . . . . . . .  (67,454)      (84,659)
      Increase in inventories. . . . . . . . . . . . . . . . . . .   (5,258)      (28,420)
      Increase in accounts payable . . . . . . . . . . . . . . . .   18,655         8,741
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . .   (3,812)      (17,323)
                                                                   --------     ---------
                                                                    (46,607)     (104,500)
                                                                   --------     ---------
Net cash used by operating activities. . . . . . . . . . . . . . .  (48,080)      (92,846)
                                                                   --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .   (6,313)       (6,866)
Purchases of businesses, net of cash acquired. . . . . . . . . . .       --       (60,132)
Decrease in note receivable - affiliate. . . . . . . . . . . . . .    7,000            --
Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .    2,126           186
                                                                   --------     ---------
Net cash provided by (used by) investing activities. . . . . . . .    2,813       (66,812)
                                                                   --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) proceeds from revolving credit
  agreement borrowings . . . . . . . . . . . . . . . . . . . . . .   (8,959)      125,713
Net change in short-term borrowings. . . . . . . . . . . . . . . .   48,996        29,611
Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .      (64)         (172)
Debt issuance and refinancing costs. . . . . . . . . . . . . . . .     (718)           --
Purchases of Company common stock. . . . . . . . . . . . . . . . .       --        (2,329)
Proceeds from stock options exercised. . . . . . . . . . . . . . .      197           967
Contributions from (distributions to) parent . . . . . . . . . . .       41           (10)
                                                                   --------     ---------
Net cash provided by financing activities. . . . . . . . . . . . .   39,493       153,780
                                                                   --------     ---------
Effect of exchange rate changes on cash. . . . . . . . . . . . . .    1,341           629
                                                                   --------     ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . . .   (4,433)       (5,249)
Cash and cash equivalents at beginning of the period . . . . . . .   17,299        12,065
                                                                   --------     ---------
Cash and cash equivalents at end of the period . . . . . . . . . . $ 12,866     $   6,816
                                                                   --------     ---------
                                                                   --------     ---------

            See Notes to Condensed Consolidated Financial Statements

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except share data)
                              (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman" or the "Company") which represents approximately 83% of the outstanding Coleman common stock as of March 31, 1997. Coleman Worldwide is a holding company with no business operations or source of income of its own.

     The accompanying unaudited condensed consolidated financial statements of Coleman Worldwide include the accounts of Coleman Worldwide and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Worldwide annual report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORIES

     The components of inventories consist of the following:

                                              March 31,      December 31,
                                                1997            1996
                                              --------        --------
         Raw material and supplies . . .      $ 83,710        $ 82,399
         Work-in-process . . . . . . . .        16,036          12,878
         Finished goods. . . . . . . . .       188,420         192,225
                                              --------        --------
                                              $288,166        $287,502
                                              --------        --------
                                              --------        --------

3.   OTHER CHARGES

     During the three months ended March 31, 1997, the Company recorded certain other charges totaling $2,435, net of tax, primarily related to severance costs associated with recent executive changes.

4.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 1997, the Company agreed to purchase an inactive subsidiary from an affiliate for $1,000. The Company expects to realize certain foreign tax benefits from this transaction in future years. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transaction. The $2,608 excess value of tax benefits acquired over the purchase price has been accounted for as a capital contribution.

               COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except share data)
                              (Unaudited)

     On March 31, 1997, MacAndrews & Forbes Holdings Inc., an indirect parent, assumed a liability of Coleman Worldwide in the amount of $2,271. The assumption was accounted for as a capital contribution.

5.   CONTINGENCIES

     On July 22, 1993, Coleman Worldwide's parent, Coleman Holdings Inc., ("Coleman Holdings") issued and sold $281,281 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Old Notes") in a private placement offering. Subsequent to the private placement offering, a registration statement on Form S-1 was filed to exchange the Old Notes for Series B Senior Secured Discount Notes (the "Holdings Notes"). The net proceeds of approximately $162,299 were distributed to Coleman Holdings' parent.

     The Holdings Notes will mature on May 27, 1998, and are secured by all the shares of Coleman Worldwide. In connection with the Holdings Notes issuance, Coleman Worldwide has provided a non-recourse guaranty, which is secured by its pledge of 26,000,000 shares of Coleman Common Stock. There will be no periodic payment of interest on the Holdings Notes. The aggregate principal amount of the Holdings Notes represents a yield to maturity of 10.875% per annum (computed on a semi-annual bond equivalent basis) calculated from July 22, 1993.

6.   SUBSEQUENT EVENTS

     In April 1997, the Company announced its intentions to (i) close its corporate headquarters in Golden, Colorado, (ii) close its Geneva, Switzerland international headquarters, (iii) reduce the Company's workforce by approximately 10% and (iv) close or relocate three domestic factories and close one international factory. Most of the costs associated with these actions will be reflected in the results of operations for the quarter ended June 30, 1997.

     On May 6, 1997, Coleman Worldwide and Coleman Holdings jointly announced that Coleman Holdings intends to redeem the Holdings Notes on or about July 15, 1997, and that Coleman Worldwide intends to retire the LYONs. Coleman Worldwide will make an offer to pay cash for the LYONs in excess of the market value of the shares of the Company's common stock for which the LYONs may be exchanged. Coleman Worldwide expects to commence the offer as soon as reasonably practicable and to redeem any remaining LYONs on May 27, 1998. Redemption of the Holdings Notes and retirement of the LYONs will be made with the proceeds from the issuance of debt securities (the "Notes") by a newly formed holding company. Upon the redemption of the Holdings Notes and retirement of the LYONs, the Notes are expected to be secured by the shares of the Company's common stock owned by Coleman Worldwide.

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

     As part of its strategy to improve its business processes, the Company has announced several restructuring initiatives designed to reduce costs and improve profitability and competitiveness. In March 1997, the Company announced that it would close its executive offices in Golden, Colorado, with most of its administrative functions expected to return to its Wichita, Kansas facility. In April 1997, the Company announced its intention to (i) eliminate 700 employees, which represent approximately 10% of its current work force, (ii) close or relocate three domestic factories and close one international factory,
(iii) close its Geneva, Switzerland international headquarters, (iv) rationalize its product lines, including a significant reduction in SKUs, and (v) sell its pressure washer business. In addition, the Company may sell other non-strategic businesses if suitable opportunities arise. The Company has already begun to implement its new restructuring plan. The Company has announced plans to close its Hastings, Nebraska factory which was used in the manufacturing of portable power generators and pressure washers. The Company expects to incur certain restructuring and other charges in connection with these initiatives during 1997. The Company recorded other charges of approximately $2.4 million, net of taxes, for the first quarter of 1997 and expects to record a significantly greater amount of restructuring and other charges for the second quarter of 1997. There can be no assurance as to the amount of the restructuring and other charges to be recorded in the second quarter of 1997 or that restructuring and other charges will not be recorded in subsequent periods.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

     Net revenues of $295.5 million in 1997 were $21.9 million or 8.0% greater than in 1996 with outdoor recreation products increasing $29.2 million or 15.5% and hardware products decreasing $7.3 million or 8.6%. Geographically, United States and Canadian revenues decreased 7.9% while international revenues increased 60.6%.

     Outdoor recreation products revenues increased $29.2 million or 15.5%. The sales increase includes the effects of Camping Gaz, a business acquired in March 1996. Excluding the estimated effects of the Camping Gaz acquisition and the strengthening of the US dollar, sales decreased approximately 3.9% reflecting the Company's initiatives to reduce its dependence on promotional programs. Hardware products revenues decreased $7.3 million or 8.6% due to the decline in pressure washer sales, a result of the Company's decision to exit the electric pressure washer business.

     Gross margins decreased as a percent of sales by 2.2 percentage points from 29.6% in 1996. The decrease is driven by the effect of lower production levels and to a lesser extent increased resin costs associated with the Company's plastics business. The closing or relocating of three domestic factories and the closing of one international factory as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in the latter part of 1997.

     Selling, general and administrative ("SG&A") expenses were $65.9 million in 1997 compared to $46.7 million in 1996, an increase of 40.9%. The increase in SG&A expenses reflects SG&A expenses associated with the Camping Gaz acquisition and severance costs associated with recent executive changes.

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

     Interest expense was $10.7 million in 1997 compared with $8.1 million in 1996, an increase of $2.6 million. This increase was primarily the result of higher borrowings to fund the Camping Gaz acquisition and to a lesser extent higher interest rates. On an unconsolidated basis, Coleman Worldwide had $3.2 million of interest expense in 1997 compared with $3.0 million in 1996, an increase of $0.2 million. This increase is a result of the effects of compounding interest related to the LYONs.

     During the three months ended March 31, 1996, holders of LYONs with a principal amount at maturity of $9.4 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock that Coleman Worldwide owned to the holders of such LYONs. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges which is reflected in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents (i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with (ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance.

     Minority interest in earnings of Camping Gaz represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 83% ownership of Coleman's common stock.

     The Company recorded a provision for income tax expense of $0.5 million or 38.6% of pre-tax earnings in 1997 compared to a provision for income tax expense of $8.8 million or 37.0% of pre-tax earnings in 1996. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $1.3 million in 1997 and $0.1 million in 1996, or approximately 38% of Coleman Worldwide's unconsolidated pre-tax loss in each period.

LIQUIDITY AND CAPITAL RESOURCES

     Coleman Worldwide's operating activities used $48.1 million and $92.8 million of cash during the three months ended March 31, 1997 and 1996. During the 1997 period, receivables increased $67.5 million as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Despite the seasonality of the business, inventories were approximately equal to the levels at December 31, 1996 as a result of the Company's initiatives to reduce inventory.

     Coleman Worldwide's investing activities provided net cash of $2.8 million and used cash of $66.8 million for the three months ended March 31, 1997 and 1996, respectively. The Company's capital expenditures were $6.3 million in the three months ended March 31, 1997 and Coleman Worldwide also had a reduction in the net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture in the amount of $7.0 million during the three months ended March 31, 1997.

     Coleman Worldwide's net cash provided by financing activities for the three months ended March 31, 1997 consisted primarily of an increase in short-term borrowings to finance the seasonal increase in working capital.

     The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit.
Availability under the Company's domestic revolving credit agreement, as amended (the "Company Credit Agreement"), is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At March 31, 1997, $135.1 million was available for borrowings under the Company Credit Agreement. However, debt instruments of

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

Coleman Worldwide and Coleman Holdings Inc. ("Coleman Holdings") contain certain provisions that by their terms restrict the Company's ability to, among other things, incur debt. Accordingly, to the extent that borrowings by the Company of amounts otherwise available under the Company Credit Agreement exceed the level of borrowings permitted by such holding company debt instruments, a default will result under such debt instruments.

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

     The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such covenants, the Company Credit Agreement excludes up to $30.0 million of charges in connection with the Company's restructuring initiatives.

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

     The Company periodically uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

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

     Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, but the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $47.7 million at March 31, 1997.

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

     Substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure the LYONs and the Holdings Notes. On May 6, 1997, Coleman Worldwide and Coleman Holdings jointly announced that Coleman Holdings intends to redeem the Holdings Notes on or about July 15, 1997, and that Coleman Worldwide intends to retire the LYONs. Coleman Worldwide will make an offer to pay cash for the LYONs in excess of the market value of the shares of the Company's common stock for which the LYONs may be exchanged. Coleman Worldwide expects to commence the offer as soon as reasonably practicable and to redeem any remaining LYONs on May 27, 1998. Redemption of the Holdings Notes and retirement of the LYONs will be made with the proceeds from the issuance of debt securities (the "Notes") by a newly formed holding company. Upon the redemption of the Holdings Notes and retirement of the LYONs, the Notes are expected to be secured by the shares of the Company's common stock owned by Coleman Worldwide.

     On March 31, 1997, MacAndrews & Forbes Holdings Inc., an indirect parent, assumed a liability of Coleman Worldwide in the amount of $2.3 million. The assumption was accounted for as a capital contribution.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year. The Company's annual results are generally dependent on its results during the second quarter. Furthermore, the Company has announced and is in the process of implementing certain restructuring initiatives, which the Company expects to have an impact on its results during the remainder of 1997. There can be no assurance as to the Company's success in implementing such initiatives or the results therefrom or as to any adverse impact of the Company's restructuring initiatives.

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) the success of the Company's restructuring programs, (ii) negative external factors like adverse weather in North America or other regions, (iii) possible continued consumer spending decline in Japan, (iv) the possibility the Company may be required to renegotiate its credit agreements, and (v) difficulties or delays in executing the sale of the Notes, the proceeds from which will be used to redeem the Holdings Notes and retire the LYONs, as well as other difficulties in effecting such redemption and retirement.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Index                      Description
          -------------                      -----------
          10.1*+ Letter Agreement dated as of March 15, 1997 between the Company and Frederick J. Fritz (incorporated by reference to Exhibit 10.1 to The Coleman
                         Company, Inc. Form 10-Q for the period ended March 31,
                         1997).

          27+            Financial Data Schedule
          -------------
          *  Management Contracts and Compensatory Plans
          +  Filed herewith

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             COLEMAN WORLDWIDE CORPORATION
                                                     (Registrant)



Date:        May 12, 1997                 By: /s/ Irwin Engelman
     -----------------------                 ------------------------------
                                             Irwin Engelman
                                             Executive Vice President and Chief
                                             Financial Officer