Form 10-Q
period 1997-06-30
COLEMAN WORLDWIDE CORP
filed 1997-08-14
CIK 901038

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the quarterly period ended    JUNE 30, 1997
                                                       -------------
                                      or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from         to

Commission File Number:             1-11962
                                    -------

                        COLEMAN WORLDWIDE CORPORATION
                        -----------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                         13-3704484
               --------                         ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


     2111 E. 37TH STREET NORTH, WICHITA, KANSAS          67219
     ------------------------------------------          -----
     (Address of principal executive offices)          (Zip Code)

     1767 DENVER WEST BLVD., GOLDEN, COLORADO            80401
     ----------------------------------------            -----
     (Former address of principal executive offices)   (Zip Code)

                                 316-832-2700
                                 ------------
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

The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of August 11, 1997, all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                          Exhibit Index on Page 15.

             COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES


                                    INDEX


    PART I.  FINANCIAL INFORMATION                                        Page
                                                                          ----

Item 1.       Condensed Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                  Three months ended June 30, 1997 and 1996 and
                  Six months ended June 30, 1997 and 1996                    3

              Condensed Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                        4

              Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and 1996                    5

              Notes to Condensed Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  9


                             PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings                                             15

Item 6.       Exhibits and Reports on Form 8-K                              15

              Signatures                                                    16

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                              Three Months                   Six Months
                                                             Ended June 30,                 Ended June 30,
                                                             --------------                 --------------
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
Net revenues                                            $383,514       $452,654       $678,978       $726,214

Cost of sales                                            281,601        315,116        496,023        507,710
                                                        --------       --------       --------       --------

Gross profit                                             101,913        137,538        182,955        218,504

Selling, general and administrative expenses              70,158         78,975        136,081        125,751
Interest expense, net                                     13,856         13,694         27,710         24,750
Amortization of goodwill and deferred charges              2,903          3,066          5,913          5,458

Other expense (income), net                                  526            623            797         (2,098)
                                                        --------       --------       --------       --------
Earnings before income taxes, minority interest
 and extraordinary item                                   14,470         41,180         12,454         64,643
Income tax expense                                         5,374         13,090          4,599         21,782
Minority interest in earnings of Camping Gaz                 731          1,951            843          1,951
Minority interest in earnings of Coleman                   1,766          4,702          1,886          7,237
                                                        --------       --------       --------       --------
Earnings before extraordinary item                         6,599         21,437          5,126         33,673
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit                      (10,929)          (657)       (10,929)        (1,239)
                                                        --------       --------       --------       --------
Net (loss) earnings                                     $ (4,330)      $ 20,780       $ (5,803)      $ 32,434
                                                        --------       --------       --------       --------

          See Notes to Condensed Consolidated Financial Statements

                  COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         1997          1996
                                                      ----------    ----------
              ASSETS
Current assets:
  Cash and cash equivalents                           $   17,047    $   17,299
  Accounts and notes receivable, less allowance of
   $9,262 in 1997 and $11,512 in 1996                    309,921       209,942
  Inventories                                            252,880       287,502
  Deferred tax assets                                     40,040        40,466
  Prepaid assets and other                                15,781        14,885
                                                      ----------    ----------
    Total current assets                                 635,669       570,094
Property, plant and equipment, net                       180,161       199,182
Intangible assets related to businesses acquired, net    333,954       349,761
Note receivable - affiliate                               35,395        54,739
Deferred tax assets and other                             33,546        32,673
                                                      ----------    ----------
                                                      $1,218,725    $1,206,449
                                                      ----------    ----------
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts and notes payable                          $  207,879    $  132,841
  Other current liabilities                              123,534       113,691
                                                      ----------    ----------
    Total current liabilities                            331,413       246,532

Long-term debt                                           522,819       757,460
Income taxes payable - affiliate                          12,182        18,528
Other liabilities                                         62,299        76,173
Minority interest                                         47,120        45,088
Contingencies
Stockholder's equity:
  Common stock                                                 1             1
  Additional paid-in capital                             216,444        23,687
  Retained earnings                                       30,557        36,360
  Currency translation adjustment                         (3,596)        2,856
  Minimum pension liability adjustment                      (514)         (236)
                                                      ----------    ----------
    Total stockholder's equity                           242,892        62,668
                                                      ----------    ----------
                                                      $1,218,725    $1,206,449
                                                      ----------    ----------

               See Notes to Condensed Consolidated Financial Statements

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1997          1996
                                                        ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                     $  (5,803)    $  32,434
                                                        ---------     ---------
Adjustments to reconcile net (loss) earnings to net
  cash flows from operating activities:
    Depreciation and amortization                          19,679        17,426
    Non-cash restructuring and other charges                9,897           --
    Extraordinary loss on early extinguishment of debt     18,005         2,082
    Non-cash tax sharing agreement (benefit) provision     (6,346)       12,290
    Non-cash gain on LYONs conversion                         --         (2,755)
    Minority interest in earnings of Camping Gaz              843         1,951
    Minority interest in earnings of Coleman                1,886         7,237
    Interest accretion                                      5,972         5,943
    Change in assets and liabilities:
      Increase in receivables                            (102,401)     (141,964)
      Decrease (increase) in inventories                   27,526       (14,318)
      Increase in accounts payable                         19,992        24,298
      Other, net                                               49        13,173
                                                        ---------     ---------
                                                           (4,898)      (74,637)
                                                        ---------     ---------
Net cash used by operating activities                     (10,701)      (42,203)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (12,660)      (18,803)
Purchases of businesses, net of cash acquired                 --       (158,228)
Decrease (increase) in note receivable - affiliate         19,344        (4,079)
Proceeds from sale of fixed assets                          2,815           433
                                                        ---------     ---------
Net cash provided by (used by) investing activities         9,499      (180,677)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments of revolving credit agreement borrowings     (49,959)      (31,996)
Net change in short-term borrowings                        51,594        24,068
Proceeds from issuance of long-term debt                      --        235,000
Repayment of long-term debt                              (189,662)       (6,022)
Debt issuance and refinancing costs                        (1,766)       (1,765)
Purchases of Company common stock                             --         (2,329)
Proceeds from stock options exercised                       1,443         1,655
Contributions from parent                                 188,327            37
                                                        ---------     ---------
Net cash provided by financing activities                     (23)      218,648
                                                        ---------     ---------
Effect of exchange rate changes on cash                       973         3,531
                                                        ---------     ---------
Net decrease in cash and cash equivalents                    (252)         (701)

Cash and cash equivalents at beginning of the period       17,299        12,065
                                                         ---------     ---------
Cash and cash equivalents at end of the period          $  17,047     $  11,364
                                                        ---------     ---------

               See Notes to Condensed Consolidated Financial Statements

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March
1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman" or the "Company") which represents approximately 83% of the outstanding Coleman common stock as of June 30, 1997. Coleman Worldwide is a holding company with no business operations or source of income of its own.

    The accompanying unaudited condensed consolidated financial statements of Coleman Worldwide include the accounts of Coleman Worldwide and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for future periods. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Worldwide annual report on Form 10-K for the year ended December 31, 1996.

2.  INVENTORIES

    The components of inventories consist of the following:

                                                      June 30,     December 31,
                                                        1997          1996
                                                        ----          ----
         Raw material and supplies                    $ 67,937     $  82,399
         Work-in-process                                11,569        12,878
         Finished goods                                173,374       192,225
                                                      --------     ---------
                                                      $252,880     $ 287,502
                                                      --------     ---------

3.  RESTRUCTURING AND OTHER CHARGES

    During the six months ended June 30, 1997, the Company recorded restructuring and other charges totaling $22,551 and related tax benefits of $8,569. The second quarter pre-tax restructuring charge of $18,623 related primarily to (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. These restructuring initiatives are expected to be substantially completed within one year. Pre-tax restructuring and other costs totaling $3,928 were recorded, primarily in selling, general and administrative ("SG&A") expenses, in the first quarter of 1997 and related primarily to executive severance costs.

    The costs associated with the second quarter restructuring charge included pre-tax charges of $12,919 related to exiting certain products and facilities of which $10,261 was reflected in cost of sales and $2,658 in SG&A expenses. Included in this restructuring charge was $8,632 of pre-tax charges related primarily to the write down of inventory and fixed assets to estimated net realizable value, and $4,287 of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs, of which $1,134 was paid as of June 30, 1997.

    The costs associated with the second quarter restructuring charge also included $5,704 of termination costs for 389 factory and administrative employees of which $1,141 was reflected in cost of sales and $4,563 in SG&A expenses. As of June 30, 1997, $1,763 of these termination benefits were paid to the 234 employees who were terminated as of that date.

    During 1996, the Company recorded restructuring charges primarily to (i) integrate the Camping Gaz and Coleman operations, and (ii) exit certain products. Activities associated with the implementation of those plans are substantially completed or are in process at June 30, 1997. Remaining liabilities of approximately $8,500 at June 30, 1997, relate primarily to anticipated returns of discontinued products and to closing certain factory, warehouse and office facilities.

4.  LONG-TERM DEBT

    On May 20, 1997, Coleman Holdings Inc. (formerly known as Coleman Escrow Corp. ("Coleman Escrow")) issued approximately $732,035 in principal amount at maturity of Senior Secured Discount Notes due 2001 (the "Escrow Notes") resulting in aggregate net proceeds of approximately $455,257. Approximately $262,197 of the net proceeds of the Escrow Notes were contributed to Coleman Holdings Inc. ("Old Coleman Holdings"), then a subsidiary of Coleman Escrow, and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Old Holdings Notes"). Approximately $188,286 of the net proceeds of the Escrow Notes were contributed to Coleman Worldwide and used by it to accept for exchange on June 20, 1997, $545,053 aggregate principal amount at maturity of LYONs, including redemption fees and expenses. Coleman Worldwide recorded an extraordinary loss of $10,929, net of tax benefit of $7,076, relating to the excess of the exchange offer price over the accreted value of the LYONs, the write-off of deferred charges related to the LYONs exchanged and redemption fees and expenses. Coleman Worldwide plans to redeem the remaining $16,500 aggregate principal amount at maturity of LYONs on May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes which are being held in escrow. Following the redemption of the Old Holdings Notes, Old Coleman Holdings was merged into Coleman Escrow and the name of Coleman Escrow was changed to "Coleman Holdings Inc." The LYONs and the Escrow Notes, to which the Company is not a party, provide it is an Additional Purchase Right Event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations. The $16,500 principal amount at maturity of LYONs which remain outstanding is secured by a pledge of 7,834,208 shares of Company common stock owned by Coleman Worldwide. The Escrow Notes are secured by a pledge of all the shares of common stock of Coleman Worldwide and guaranteed on a non-recourse basis by Coleman Worldwide (the "Guaranty"), which Guaranty is currently secured by a pledge of 36,233,312 shares of Company common stock and will be secured by the shares currently securing the LYONs upon the redemption of the LYONs.

5.  RELATED PARTY TRANSACTIONS

    As of March 31, 1997, the Company purchased an inactive subsidiary from an affiliate for $1,000. The Company expects to realize certain foreign tax benefits from this transaction in future years. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. ("Mafco") common control over each of the parties involved in the transaction. The $2,608 excess value of estimated realizable tax benefits acquired over the purchase price has been accounted for as a capital contribution.

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

    As part of its strategy to improve profitability, the Company has developed a restructuring program including plans to (i) close its executive offices in Golden, Colorado, with most of its administrative functions relocating to its Wichita, Kansas facility, (ii) reduce its work force by approximately 10% or 700 employees, (iii) close or relocate several of its factories, (iv) close its Geneva, Switzerland international headquarters, (v) rationalize its product lines, including a significant reduction in SKUs, and (vi) exit its pressure washer business. In addition, the Company continues to evaluate the various components of its business operations and may, as a result of those ongoing evaluations, decide to sell certain businesses or assets if suitable opportunities arise. Several of the initiatives involved in the Company's restructuring plan, including closing and relocating certain administrative and manufacturing facilities, were substantially completed as of June 30, 1997. The remaining initiatives are expected to be substantially completed within one year.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

    Net revenues of $383.5 million in 1997 were $69.1 million or 15.3% less than in 1996 with outdoor recreation products decreasing $48.6 million or 13.7% and hardware products decreasing $20.5 million or 21.2%. The outdoor recreation products revenues decrease primarily reflects reduced sales in Japan due to weak market conditions and a program to reduce wholesaler inventories and the inclusion of Camping Gaz revenues from the date of acquisition in 1996. The hardware products revenues decrease is primarily due to a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business. Geographically, United States and Canadian revenues decreased 0.3% while international revenues decreased 38.6% reflecting the decline in outdoor recreation products revenues outside the United States as described above.

    Gross margins of 29.5%, excluding the impact of restructuring and other charges which are more fully described below, decreased as a percent of sales by
0.9 percentage points from 30.4% in 1996. The decrease is primarily the result of the effect of lower sales of high margin products in Japan. Closing several of the Company's factories as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in future periods.

    SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $62.9 million or 16.4% of sales in 1997 compared to $78.9 million or 17.4% of sales in 1996. The decrease in SG&A expenses reflects reduced promotional and advertising spending, cost reductions from the integration of the Camping Gaz business and timing of the acquisition in 1996, and the restructuring initiatives implemented in 1997.

    During the second quarter of 1997, the Company recorded restructuring charges totaling $18.6 million of which $11.4 million was reflected in cost of sales and $7.2 million in SG&A expenses. These charges relate to the Company's restructuring initiatives designed to improve profitability. Tax benefits of $7.1 million associated with these charges are reflected in income tax expense.

    Interest expense was $11.0 million in 1997 compared with $10.7 million in 1996, an increase of $0.3 million. This increase was primarily the result of higher interest rates. On an unconsolidated basis, Coleman Worldwide had $2.9 million of interest expense in 1997 compared with $3.0 million in 1996, a decrease of $0.1 million. This decrease is due to the decrease in principal amount of LYONs outstanding due to the exchange of LYONs for cash in June 1997 partially offset by the effects of compounding interest related to the LYONs.

    During the second quarter of 1997, in connection with the exchange of $545.1 million aggregate principal amount at maturity of LYONs for cash, Coleman Worldwide recorded an extraordinary loss of $10.9 million, net of tax benefits of $7.1 million, relating to the excess of the exchange offer price over the accreted value of the LYONs, the write-off of deferred charges related to the LYONs exchanged and redemption fees and expenses. During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement.

    Minority interest in the earnings of Camping Gaz in the second quarter of 1997 reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the second quarter of 1996, minority interest in the earnings of Camping Gaz reflected the approximately 30% share of Camping Gaz held by other shareholders and also the minority interests in certain subsidiary operations acquired with the Camping Gaz business. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman's Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 83% ownership of Coleman's common stock.

    The Company recorded a provision for income tax expense of $6.6 million or 38.0% of pre-tax earnings in 1997 compared to a provision for income tax expense of $14.4 million or 32.4% of pre-tax earnings in 1996. The increase in the effective tax rate in 1997 as compared to 1996 is primarily due to reduced tax benefits associated with certain of the Company's offshore operations. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $1.2 million in 1997 and $1.3 million in 1996, or approximately 40% of Coleman Worldwide's unconsolidated pre-tax loss in each period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

    Net revenues of $679.0 million in 1997 were $47.2 million or 6.5% less than in 1996 with outdoor recreation products decreasing $19.4 million or 3.6% and hardware products decreasing $27.8 million or 15.3%. The outdoor recreation products revenues decrease is largely attributable to lower sales in Japan due to weak market conditions and a program to reduce wholesaler inventories. The hardware products revenues decrease is primarily due to a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business. Geographically, United States and Canadian revenues decreased 3.3% while international revenues decreased 13.1% primarily related to lower sales in Japan. Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

    Gross margins of 28.6%, excluding the impact of restructuring and other charges which are more fully described below, decreased as a percent of sales by
1.5 percentage points from 30.1% in 1996. The decrease is primarily the result of the effect of lower sales of high margin products in Japan. The closing of several of the Company's factories as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in future periods.

    SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $124.4 million in 1997 compared to $125.7 million in 1996, a decrease of 1.0%. The inclusion of a full six months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses, however these increases were more than offset by reduced costs in the Company's various promotional programs and benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

    During the 1997 period, the Company recorded restructuring charges totaling $22.6 million of which $11.0 million was reflected in cost of sales and $11.6 million in SG&A expenses. These charges relate to the Company's restructuring initiatives designed to improve profitability. Tax benefits of $8.6 million associated with these charges are reflected in income tax expense.

    Interest expense was $21.7 million in 1997 compared with $18.8 million in 1996, an increase of $2.9 million. This increase was primarily the result of higher interest rates and increased borrowings related to the Camping Gaz acquisition. On an unconsolidated basis, Coleman Worldwide had $6.0 million of interest expense in 1997 compared with $5.9 million in 1996, an increase of $0.1 million. This slight increase is a result of the effects of compounding interest related to the LYONs, offset by the reduction in the outstanding amount of LYONs due to the exchange of LYONs for cash in June 1997.

    During the second quarter of 1997, in connection with the exchange of $545.1 million aggregate principal amount at maturity of LYONs for cash, Coleman Worldwide recorded an extraordinary loss of $10.9 million, net of tax benefits of $7.1 million, relating to the excess of the exchange offer price over the accreted value of the LYONs, the write-off of deferred charges related to the LYONs exchanged and redemption fees and expenses. During the six months ended June 30, 1996, holders of LYONs with a principal amount at maturity of $9.8 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock owned by Coleman Worldwide to the holders of the LYONs which were exchanged. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges which is included in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance. In addition, during the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement.

    Minority interest in the earnings of Camping Gaz in the 1997 period reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the 1996 period, minority interest in the earnings of Camping Gaz reflected the approximately 30% share of Camping Gaz held by other shareholders and also the minority interests in certain subsidiary operations acquired with the Camping Gaz business. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman's Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 83% ownership of Coleman's common stock.

    The Company recorded a provision for income tax expense of $7.1 million or 38.0% of pre-tax earnings in 1997 compared to a provision for income tax expense of $23.2 million or 34.0% of pre-tax earnings in 1996. The increase in the effective tax rate in 1997 as compared to 1996 is primarily due to reduced tax benefits associated with certain of the Company's offshore operations. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $2.5 million in 1997 and $1.4 million in 1996, or approximately 40% of Coleman Worldwide's unconsolidated pre-tax loss in each period.

LIQUIDITY AND CAPITAL RESOURCES

    Coleman Worldwide's consolidated operating activities used $10.7 million and $42.2 million of cash during the six months ended June 30, 1997 and 1996. Net cash used by operating activities during the 1997 period reflects an increase in receivables and a decrease in inventories as a result of the seasonality of the Company's sales and was also favorably impacted by improved management of receivables and inventories.

    Coleman Worldwide's investing activities provided net cash of $9.5 million and used cash of $180.7 million for the six months ended June 30 1997 and 1996, respectively. The Company used $158.2 million of cash in the 1996 period for the Camping Gaz and Seatt business acquisitions. The Company's capital expenditures were $12.7 million in the six months ended June 30, 1997 and Coleman Worldwide also had a reduction in the net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture in the amount of $19.3 million during the six months ended June 30, 1997.

    As part of its strategy to improve profitability, the Company has announced several restructuring initiatives. The Company has recognized year-to-date pre-tax charges of $22.6 million associated with these actions and expects to record additional pre-tax charges of approximately $7.0 million during the remaining periods of 1997. These restructuring initiatives are expected to generate cost savings in the future from reductions in personnel, production facilities and administrative overhead. There can be no assurance as to the Company's success in implementing its planned initiatives or the results therefrom, the amount of future charges, or against any adverse impact of the Company's restructuring initiatives.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. The Company's Amended and Restated Credit Agreement, dated as of August 3, 1995, as amended (the "Company Credit Agreement"), consists of a $275.0 million unsecured revolving credit facility (the "Revolving Credit Facility") and a term loan facility of approximately 385.0 million French Francs (approximately $66.1 million at June 30, 1997 exchange rates). Availability under the Revolving Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At June 30, 1997, $173.5 million was available for borrowings under the Company Credit Agreement.

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

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such covenants, the Company Credit Agreement excludes, among other things, up to $30.0 million of pre-tax charges in connection with the Company's restructuring initiatives. In addition to the Company Credit Agreement, the Company has private placement notes outstanding totaling $360.0 million (the "Private Placement Notes") which, among other provisions, provide for the Private Placement Notes to become secured if the Company Credit Agreement becomes secured.

    The Company believes that cash flow from operations and borrowings under the Company Credit Agreement will be sufficient for the Company to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various covenants, including without limitation, those described above, and the various covenants in the Private Placement Notes. If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, the Company will need to seek a waiver of such provisions, renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the Company would be able to obtain such waiver or that terms and conditions of such renegotiated or alternative agreements, if any, would be as favorable as those now contained in the Company Credit Agreement.

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

    Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, but the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman common stock. Pursuant to the LYONs indenture, at any time the LYONs are outstanding, the amounts Coleman Worldwide would be required to pay to Mafco under the Coleman Worldwide tax sharing agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $35.4 million at June 30, 1997.

    The Indenture governing the LYONs provides the holders of LYONs with the option to require Coleman Worldwide to purchase the LYONs after the occurrence of certain events ("Additional Purchase Right Events"). Additional Purchase Right Events occur, among other things, upon the Company's Consolidated Debt Ratio (as defined) exceeding 0.75 to 1.0. The remaining net proceeds of the Escrow Notes may be used to finance any required purchase of LYONs by Coleman Worldwide following an Additional Purchase Right Event.

    On May 20, 1997, Coleman Escrow issued approximately $732.0 million in principal amount at maturity of Escrow Notes resulting in net proceeds of approximately $455.3 million. Approximately $262.2 million of the net proceeds of the Escrow Notes were contributed to Old Coleman Holdings, then a subsidiary of Coleman Escrow, and used by it to redeem, on July 15, 1997, the Old Holdings Notes. Approximately $188.3 million of the net proceeds of the Escrow Notes were contributed to Coleman Worldwide and used by it to accept for exchange on June

20, 1997, $545.1 million aggregate principal amount at maturity of LYONs, including redemption fees and expenses. Coleman Worldwide plans to redeem the remaining $16.5 million aggregate principal amount at maturity of LYONs on May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes which are being held in escrow. Following the redemption of the Old Holdings Notes, Old Coleman Holdings was merged into Coleman Escrow and the name of Coleman Escrow was changed to "Coleman Holdings Inc." The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an Additional Purchase Right Event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations. The $16.5 million principal amount at maturity of LYONs which remain outstanding is secured by a pledge of 7,834,208 shares of Company common stock owned by Coleman Worldwide. The Escrow Notes are secured by a pledge of all the shares of common stock of Coleman Worldwide and guaranteed by the Guaranty, which Guaranty is currently secured by a pledge of 36,233,312 shares of Company common stock and will be secured by the shares currently securing the LYONs upon the redemption of the LYONs.

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

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) difficulties or delays in the reduction of wholesaler inventories in Japan, (ii) unanticipated costs or delays in eliminating low or unprofitable products or businesses, closing facilities, or consummating the Company's other restructuring activities, (iii) unanticipated costs or delays in developing new products, (iv) the possibility the Company fails to meet the various restrictive covenants of the Company Credit Agreement, (v) a decrease in the public's interest in camping and related activities, and (vi) adverse weather, market or economic conditions which negatively affect demand for the Company's products.

                                                                       Page 17
                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit Index                 Description
         -------------                 -----------

            10.1* The Coleman Company, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the "Company's June 30, 1997 Form 10-Q").

            10.2* The Coleman Company, Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit A, pp. 30 to 34, of The Coleman Company Inc.'s 1997 Proxy Statement).

            10.3* The Coleman Company, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the "Company's June 30, 1997 Form 10-Q").

            10.4* The Coleman Company, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the "Company's June 30, 1997 Form 10-Q").

            10.5* Letter agreement dated as of June 30, 1997 between the Company and Frederick van den Bergh (incorporated by reference to Exhibit 10.5 to the "Company's June 30, 1997 Form 10-Q").

            27 T   Financial Data Schedule

         ----------------
         * Management Contracts and Compensatory Plans
         T Filed herewith

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COLEMAN WORLDWIDE CORPORATION
                                                 (Registrant)



Date: August 14, 1997                  By: /s/ Irwin Engelman
                                          -----------------------------------
                                          Irwin Engelman
                                          Executive Vice President and Chief
                                          Financial Officer