Form 10-Q
period 1997-09-30
COLEMAN WORLDWIDE CORP
filed 1997-11-14
CIK 901038

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1997
                                                        ------------------

                                      or

[]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from           to
                                                       ----------    ----------
Commission File Number:    1-11962
                         -----------


                        COLEMAN WORLDWIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     DELAWARE                                13-3704484
          -----------------------------                   ----------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


      5900 NORTH ANDREWS AVENUE, SUITE 700
            FORT LAUDERDALE, FLORIDA                            33309
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)

    2111 E. 37TH STREET NORTH, WICHITA, KANSAS                  67219
-----------------------------------------------              ----------
(Former address of principal executive offices)              (Zip Code)


                                     954-772-9000
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days. Yes X     No
                                     ---      ---

The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of November 4, 1997 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                           Exhibit Index on Page 15

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                                    INDEX


                       PART I.  FINANCIAL INFORMATION                     Page
                                                                          ----

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Operations
              Three months ended September 30, 1997 and 1996 and
              Nine months ended September 30, 1997 and 1996. . . . . . . .  3

         Condensed Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996 . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1997 and 1996. . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements. . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .  9


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                      Three Months                    Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                                 ------------------------     -------------------------
                                                                    1997           1996           1997           1996
                                                                 ---------     ----------     ----------      ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . .       $ 252,434     $  269,607     $  931,412      $ 995,821
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .         182,567        229,713        678,590        737,423
                                                                 ---------     ----------     ----------      ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .          69,867         39,894        252,822        258,398
Selling, general and administrative expenses . . . . . . .          69,193         89,351        205,274        215,102
Interest expense, net. . . . . . . . . . . . . . . . . . .           9,950         13,012         37,660         37,762
Amortization of goodwill and deferred charges. . . . . . .           3,088          2,944          9,001          8,402
Other expense (income), net. . . . . . . . . . . . . . . .             703            578          1,500         (1,520)
                                                                 ---------     ----------     ----------      ---------

Loss before income taxes, minority interest
 and extraordinary item. . . . . . . . . . . . . . . . . .         (13,067)       (65,991)          (613)        (1,348)
Income tax (benefit) expense . . . . . . . . . . . . . . .          (5,021)       (15,534)          (422)         6,248
Minority interest in earnings (loss) of Camping Gaz. . . .             292            (81)         1,135          1,870
Minority interest in (loss) earnings of Coleman. . . . . .          (1,411)        (8,329)           475         (1,092)
                                                                 ---------     ----------     ----------      ---------
Loss before extraordinary item . . . . . . . . . . . . . .          (6,927)       (42,047)        (1,801)        (8,374)
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit. . . . . . . . . . . .              --             (5)       (10,929)        (1,244)
                                                                 ---------     ----------     ----------      ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $  (6,927)     $ (42,052)    $  (12,730)     $  (9,618)
                                                                 ---------     ----------     ----------      ---------
                                                                 ---------     ----------     ----------      ---------

          See Notes to Condensed Consolidated Financial Statements

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                                                September 30,  December 31,
                                                                     1997          1996
                                                                -------------  ------------
                           ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .      $    9,896     $   17,299
  Accounts and notes receivable, less allowance
    of $9,705 in 1997 and $11,512 in 1996. . . . . . . . .         219,480        209,942
  Inventories. . . . . . . . . . . . . . . . . . . . . . .         245,849        287,502
  Deferred tax assets. . . . . . . . . . . . . . . . . . .          39,574         40,466
  Prepaid assets and other . . . . . . . . . . . . . . . .          18,379         14,885
                                                                ----------     ----------
     Total current assets. . . . . . . . . . . . . . . . .         533,178        570,094
Property, plant and equipment, net . . . . . . . . . . . .         176,607        199,182
Intangible assets related to businesses acquired, net. . .         331,048        349,761
Note receivable - affiliate. . . . . . . . . . . . . . . .          35,395         54,739
Deferred tax assets and other. . . . . . . . . . . . . . .          31,010         32,673
                                                                ----------     ----------
                                                                $1,107,238     $1,206,449
                                                                ----------     ----------
                                                                ----------     ----------
             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts and notes payable . . . . . . . . . . . . . . .      $  155,791     $  132,841
  Other current liabilities. . . . . . . . . . . . . . . .         118,313        113,691
                                                                ----------     ----------
     Total current liabilities . . . . . . . . . . . . . .         274,104        246,532
Long-term debt . . . . . . . . . . . . . . . . . . . . . .         479,446        757,460
Income taxes payable - affiliate . . . . . . . . . . . . .           9,670         18,528
Other liabilities. . . . . . . . . . . . . . . . . . . . .          65,609         76,173
Minority interest. . . . . . . . . . . . . . . . . . . . .          45,032         45,088

Contingencies. . . . . . . . . . . . . . . . . . . . . . .

Stockholder's equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . .               1              1
  Additional paid-in capital . . . . . . . . . . . . . . .         216,444         23,687
  Retained earnings. . . . . . . . . . . . . . . . . . . .          23,630         36,360
  Currency translation adjustment. . . . . . . . . . . . .          (6,045)         2,856
  Minimum pension liability adjustment . . . . . . . . . .            (653)          (236)
                                                                ----------     ----------
     Total stockholder's equity. . . . . . . . . . . . . .         233,377         62,668
                                                                ----------     ----------
                                                                $1,107,238     $1,206,449
                                                                ----------     ----------
                                                                ----------     ----------

          See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months
                                                                    Ended September 30,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $ (12,730)     $  (9,618)
                                                                 ----------     ----------
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation and amortization. . . . . . . . . . . . .          30,027         27,774
    Non-cash restructuring and other charges . . . . . . .          16,774         33,268
    Extraordinary loss on early extinguishment of debt . .          18,005          2,090
    Non-cash tax sharing agreement (benefit) provision . .          (8,858)         5,759
    Non-cash gain on LYONs conversion. . . . . . . . . . .              --         (2,755)
    Minority interest in earnings of Camping Gaz . . . . .           1,135          1,870
    Minority interest in earnings (loss) of Coleman. . . .             475         (1,092)
    Interest accretion . . . . . . . . . . . . . . . . . .           6,067          8,976
    Change in assets and liabilities:
      Increase in receivables. . . . . . . . . . . . . . .         (18,232)       (60,693)
      Decrease (increase) in inventories . . . . . . . . .          28,092        (29,513)
      Decrease in accounts payable . . . . . . . . . . . .          (8,977)       (22,216)
      Other, net . . . . . . . . . . . . . . . . . . . . .         (10,043)        23,729
                                                                 ----------     ----------
                                                                    54,465        (12,803)
                                                                 ----------     ----------
Net cash provided (used) by operating activities . . . . .          41,735        (22,421)
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . .         (19,075)       (27,666)
Purchases of businesses, net of cash acquired. . . . . . .          (1,000)      (158,414)
Decrease (increase) in note receivable - affiliate . . . .          19,344         (4,054)
Proceeds from sale of fixed assets . . . . . . . . . . . .           4,151          1,567
                                                                 ----------     ----------
Net cash provided (used) by investing activities . . . . .           3,420       (188,567)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings. . .         (91,741)       (14,686)
Net change in short-term borrowings. . . . . . . . . . . .          39,648         33,215
Proceeds from issuance of long-term debt . . . . . . . . .              --        235,678
Repayment of long-term debt. . . . . . . . . . . . . . . .        (190,093)        (9,908)
Debt issuance and refinancing costs. . . . . . . . . . . .          (1,766)        (2,296)
Purchases of Company common stock. . . . . . . . . . . . .              --         (2,329)
Proceeds from stock options exercised. . . . . . . . . . .           1,783          1,724
Contributions from parent. . . . . . . . . . . . . . . . .         188,327             45
                                                                 ----------     ----------
Net cash (used) provided by financing activities . . . . .         (53,842)       241,443
                                                                 ----------     ----------
Effect of exchange rate changes on cash. . . . . . . . . .           1,284          1,237
                                                                 ----------     ----------
Net (decrease) increase in cash and cash equivalents . . .          (7,403)        31,692
Cash and cash equivalents at beginning of the period . . .          17,299         12,065
                                                                 ----------     ----------
Cash and cash equivalents at end of the period . . . . . .       $   9,896      $  43,757
                                                                 ----------     ----------
                                                                 ----------     ----------

             See Notes to Condensed Consolidated Financial Statements

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                  (Unaudited)


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

   Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman" or the "Company") which represents approximately 83% of the outstanding Coleman common stock as of September 30, 1997. Coleman Worldwide is a holding company with no business operations or source of income of its own.

   The accompanying unaudited condensed consolidated financial statements of Coleman Worldwide include the accounts of Coleman Worldwide and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for future periods. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Worldwide annual report on Form 10-K for the year ended December 31, 1996.

2.  INVENTORIES

    The components of inventories consist of the following:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
    Raw material and supplies. . . . . . . . . .  $  63,391      $  82,399
    Work-in-process. . . . . . . . . . . . . . .      7,393         12,878
    Finished goods . . . . . . . . . . . . . . .    175,065        192,225
                                                  ---------      ---------
                                                  $ 245,849      $ 287,502
                                                  ---------      ---------
                                                  ---------      ---------

3.       RESTRUCTURING AND OTHER CHARGES

   During the nine months ended September 30, 1997, the Company recorded cash and non-cash restructuring and other charges totaling $36,023 and related tax benefits of $12,608. Pre-tax restructuring and other costs totaling $3,928 were recorded, primarily in selling, general and administrative ("SG&A") expenses, in the first quarter of 1997 and related primarily to executive severance costs. The second quarter pre-tax restructuring charge of $18,623 related primarily to (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. The third quarter pre-tax restructuring charge of $13,472 related primarily to exiting low margin product lines, facilities consolidations and revised estimates of costs for previously announced restructuring actions. These restructuring initiatives are expected to be substantially completed within one year.

                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                  (Unaudited)

   The costs associated with the second and third quarter restructuring charges included pre-tax charges of $24,202 related to exiting certain products and facilities of which $19,202 was reflected in cost of sales and $5,000 in SG&A expenses. Included in these restructuring charges were $16,774 of pre-tax charges related primarily to the write down of inventory and fixed assets to estimated net realizable value, and $7,428 of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs, of which $1,369 was paid as of September 30, 1997.

   The costs associated with the second and third quarter restructuring charges also included $7,893 of termination costs for 492 factory and administrative employees of which $1,210 was reflected in cost of sales and $6,683 in SG&A expenses. As of September 30, 1997 $4,676 of these termination benefits were paid to the 393 employees who were terminated as of that date.

   During 1996, the Company recorded restructuring charges primarily to (i) integrate the Camping Gaz and Coleman operations, and (ii) exit certain products. Activities associated with the implementation of those plans are substantially completed or are in process at September 30, 1997. Remaining liabilities of approximately $5,383 at September 30, 1997, relate primarily to anticipated returns of discontinued products and to closing certain factory, warehouse and office facilities.

4.  LONG-TERM DEBT

    On May 20, 1997, CLN Holdings Inc. (formerly known as Coleman Escrow Corp. ("CLN Holdings")) issued approximately $732,035 in principal amount at maturity of Senior Secured Discount Notes due 2001 (the "Escrow Notes") resulting in aggregate net proceeds of approximately $455,257. Approximately $262,194 of the net proceeds of the Escrow Notes were contributed to Coleman Holdings Inc. ("Coleman Holdings"), then a subsidiary of CLN Holdings, and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Holdings Notes"). Following the redemption of the Holdings Notes, Coleman Holdings was merged into CLN Holdings. Approximately $188,286 of the net proceeds of the Escrow Notes were contributed to Coleman Worldwide and used by it to accept for exchange on June 20, 1997, $545,053 aggregate principal amount at maturity of LYONs, including redemption fees and expenses. Coleman Worldwide recorded an extraordinary loss of $10,929, net of tax benefits of $7,076, relating to the excess of the exchange offer price over the accreted value of the LYONs, the write-off of deferred charges related to the LYONs exchanged and redemption fees and expenses. Coleman Worldwide plans to redeem the remaining $16,500 aggregate principal amount at maturity of LYONs on May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes which are being held in escrow. The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an additional purchase right event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations. The $16,500 principal amount at maturity of LYONs which remain outstanding are secured by a pledge of 7,834,208 shares of Company common stock owned by Coleman Worldwide. The Escrow Notes are secured by a pledge of all the shares of common stock of Coleman Worldwide and guaranteed on a non-recourse basis by Coleman Worldwide (the "Guaranty"), which Guaranty is currently secured by a pledge of 36,233,312 shares of Company common stock and will be secured by the shares currently securing the LYONs upon the redemption of the LYONs.

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

    As part of its strategy to improve profitability, the Company has developed a restructuring program including (i) closing its executive offices in Golden, Colorado, with most of its administrative functions relocating to its Wichita, Kansas facility, (ii) reducing its work force by approximately 1,000 employees, (iii) closing or relocating several of its factories and administrative offices, (iv) closing its Geneva, Switzerland international headquarters, (v) rationalizing its product lines, including a significant reduction in SKUs, and (vi) exiting its pressure washer business. In addition, the Company continues to evaluate the various components of its business operations and may, as a result of those ongoing evaluations, decide to sell certain businesses or assets if suitable opportunities arise.
Several of the initiatives involved in the Company's restructuring plan, including closing and relocating certain administrative and manufacturing facilities, were substantially completed as of September 30, 1997. The remaining initiatives are expected to be substantially completed within one year.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net revenues of $252.4 million in 1997 were $17.2 million or 6.4% less than in 1996 with outdoor recreation products increasing $4.7 million or 2.7% and hardware products decreasing $21.9 million or 23.6%. The outdoor recreation products revenues increase primarily reflects stronger sales of backpacks and related products worldwide, largely offset by the effects of the SKU reductions. The hardware products revenues decrease is primarily due to lower generator sales resulting from fewer storms on the East Coast of the United States, coupled with a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business. Geographically, United States and Canadian revenues decreased $21.9 million or 11.5% while international revenues increased $4.7 million or 5.9%.

    Gross margins of 31.2%, excluding the impact of restructuring and other charges which are more fully described below, increased as a percent of sales by 4.0 percentage points from 27.2% in 1996. The improvement is primarily the result of increased demand for higher margin products and the elimination of low margin SKUs.

    Selling, general and administrative ("SG&A") expenses, excluding the impact of restructuring and other charges which are more fully described below, were $ 64.7 million in 1997 compared to $65.5 million in 1996.

    During the third quarter of 1997, the Company recorded restructuring charges totaling $13.4 million of which $9.0 million was reflected in cost of sales and $4.4 million in SG&A expenses. These charges relate to (i) the Company's continuing restructuring initiatives designed to improve profitability, and (ii) revised estimates of the costs for previously announced restructuring actions. Tax benefits of $4.0 million associated with these charges are reflected in income tax expense.

    During the third quarter of 1996, the Company recorded restructuring charges of $49.7 million, certain other charges of $7.7 million and related tax benefits of $12.9 million. The pre-tax restructuring charges of $49.7 million, of which $28.6 million was reflected in cost of sales and $21.1 million in SG&A expenses, consisted of (i) $24.7 million to integrate the Camping Gaz and Coleman operations into a global recreation business, (ii) $20.0 million to exit the low end pressure washer business, and (iii) $5.0 million related to litigation associated with certain of the Company's battery powered lights. Other pre-tax charges of $7.7 million relate primarily to

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

certain asset write-offs. These other charges, of which $5.0 million was reflected in cost of sales and $2.7 million in SG&A expenses, were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior periods. The provision for income taxes includes $12.9 million of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $7.7 million.

    The Company's net interest expense was $9.9 million in 1997 compared with $10.0 million in 1996, a decrease of $0.1 million. The favorable effects of lower borrowings in the 1997 period resulting from the Company's working capital management programs were almost offset by the effects of higher interest rates on the Company's variable rate debt and lower interest income in 1997. On an unconsolidated basis, Coleman Worldwide had $0.1 million of interest expense in 1997 compared with $3.0 million in 1996, a decrease of $2.9 million. This decrease is primarily due to the decrease in principal amount of LYONs outstanding due to the exchange of LYONs for cash in June 1997.

    Minority interest in the earnings of Camping Gaz reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's ownership of approximately 83% of Coleman's common stock.

    The Company recorded an income tax benefit of $5.1 million in 1997 and $14.2 million in 1996. Excluding the impact of the restructuring and other charges, the income tax benefit in 1997 was favorably impacted by the cumulative impact of the Company's decrease in its expected annual effective income tax rate from 38.0% to 35.0% whereas the income tax benefit in 1996 was negatively impacted by the cumulative impact of the Company's increase in its expected annual effective income tax rate from 34.0% to 34.7%. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $0.0 million in 1997 and $1.3 million in 1996, or approximately 40% of Coleman Worldwide's unconsolidated pre-tax loss in each period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

    Net revenues of $931.4 million in 1997 were $64.4 million or 6.5% less than in 1996 with outdoor recreation products decreasing $14.6 million or 2.0% and hardware products decreasing $49.8 million or 18.1%. The outdoor recreation products revenues decrease is largely attributable to lower sales in Japan due to weak market conditions and a program to reduce wholesaler inventories partially offset by stronger sales of backpacks and related products worldwide. The hardware products revenues decrease is due to a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business and lower generator sales resulting from fewer storms on the East Coast of the United States in the third quarter of 1997. Geographically, United States and Canadian revenues decreased $37.7 million or 5.6% while international revenues decreased $26.7 million or 8.4% primarily related to lower sales of outdoor recreation products in Japan. Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

    The gross margin percentage of 29.3%, excluding the impact of restructuring and other charges which are more fully described below, remained unchanged from the 1996 period. The effects of lower sales of high margin products in Japan which reduced the overall margin percentage in the earlier part of 1997 were offset by an improved mix of product sales in the third quarter. The closing of several of the Company's factories as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in future periods.

    SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $189.1 million in 1997 compared to $191.2 million in 1996, a decrease of 1.1%. The inclusion of

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

a full nine months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses; however, these increases were more than offset by reduced costs in the Company's various promotional programs and benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

    During the 1997 period, the Company recorded restructuring charges totaling $36.0 million of which $20.0 million was reflected in cost of sales and $16.0 million in SG&A expenses. These charges relate to the Company's restructuring initiatives designed to improve profitability. Tax benefits of $12.6 million associated with these charges are reflected in income tax expense. During the third quarter of 1996, the Company recorded restructuring charges of $49.7 million, certain other charges totaling $7.7 million and related tax benefits of $12.9 million as described above.

    The Company's net interest expense was $31.6 million in 1997 compared with $28.8 million in 1996, an increase of $2.8 million. This increase was primarily the result of higher interest rates and increased borrowings related to the Camping Gaz acquisition. On an unconsolidated basis, Coleman Worldwide had $6.1 million of interest expense in 1997 compared with $9.0 million in 1996, an decrease of $2.9 million. This decrease is primarily due to the decrease in principal amount of LYONs outstanding due to the exchange of LYONs for cash in June 1997 partially offset by the effects of compounding interest related to the LYONs.

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

    Minority interest in the earnings of Camping Gaz in the 1997 period reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the 1996 period, minority interest in the earnings of Camping Gaz reflects the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996 and also includes interests of minority shareholders in certain subsidiary operations acquired with the Camping Gaz business. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's ownership of approximately 83% of Coleman's common stock.

    The Company recorded a provision for income tax expense of $2.1 million in 1997 and $9.0 million in 1996. Excluding the net tax benefits from the restructuring and other charges, the provision for income tax expense would have been $14.7 million or 35.0% of pre-tax earnings in 1997 as compared to a provision for

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

income tax expense of $21.9 million or 34.7% of pre-tax earnings in 1996. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $2.5 million in 1997 and $2.8 million in 1996, or approximately 38% and 40% of Coleman Worldwide's unconsolidated pre-tax loss in 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Coleman Worldwide's consolidated operating activities provided $41.7 million of cash during the nine months ended September 30, 1997 and used $22.4 million of cash during the nine months ended September 30, 1996. Improved management of receivables and inventories and rationalization of product lines during the 1997 period as compared to the 1996 period led to the improvement in cash provided by operating activities.

    Coleman Worldwide's consolidated investing activities provided net cash of $3.4 million and used cash of $188.6 million for the nine months ended September 30 1997 and 1996, respectively. The Company used $158.4 million of cash in the 1996 period for the Camping Gaz and Seatt business acquisitions. The Company's capital expenditures were $19.1 million in the nine months ended September 30, 1997 and Coleman Worldwide also had a reduction in the net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture in the amount of $19.3 million during the nine months ended September 30, 1997.

    As part of its strategy to improve profitability, the Company has announced several restructuring initiatives. The Company has recognized year-to-date pre-tax charges of $36.0 million associated with these actions. These restructuring initiatives are expected to generate cost savings in the future from reductions in personnel, production facilities and overhead. There can be no assurance as to the Company's success in implementing its planned initiatives or the results therefrom, the amount of future charges, or against any adverse impact of the Company's restructuring initiatives.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. The Company's Amended and Restated Credit Agreement, dated as of August 3, 1995, as amended (the "Company Credit Agreement"), consists of a $275.0 million unsecured revolving credit facility (the "Revolving Credit Facility") and a term loan facility of approximately 385.0 million French Francs (approximately $65.2 million at September 30, 1997 exchange rates). Availability under the Revolving Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At September 30, 1997, $215.3 million was available for borrowings under the Company Credit Agreement.

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

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

covenants, the Company Credit Agreement excludes, among other things, up to $30.0 million of pre-tax cash charges, as defined in the Company Credit Agreement, in connection with the Company's restructuring initiatives. In addition to the Company Credit Agreement, the Company has private placement notes outstanding totaling $360.0 million (the "Private Placement Notes") which, among other provisions, provide for the Private Placement Notes to become secured if the Company Credit Agreement becomes secured.

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

    Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, but the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman common stock. Pursuant to the LYONs indenture, at any time the LYONs are outstanding, the amounts Coleman Worldwide would be required to pay to Mafco under the Coleman Worldwide tax sharing agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $35.4 million at September 30, 1997.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

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

    On May 20, 1997, CLN Holdings issued approximately $732.0 million in principal amount at maturity of Escrow Notes resulting in net proceeds of approximately $455.3 million. Approximately $262.2 million of the net proceeds of the Escrow Notes were contributed to Coleman Holdings, then a subsidiary of CLN Holdings, and used by it to redeem, on July 15, 1997, the Holdings Notes. Following the redemption of the Holdings Notes, Coleman Holdings was merged into CLN Holdings. Approximately $188.3 million of the net proceeds of the Escrow Notes were contributed to Coleman Worldwide and used by it to accept for exchange on June 20, 1997, $545.1 million aggregate principal amount at maturity of LYONs, including redemption fees and expenses. Coleman Worldwide plans to redeem the remaining $16.5 million aggregate principal amount at maturity of LYONs on May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes which are being held
in escrow.   The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an additional purchase right event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations. The $16.5 million principal amount at maturity of LYONs which remain outstanding is secured by a pledge of 7,834,208 shares of Company common stock owned by Coleman Worldwide. The Escrow Notes are secured by a pledge of all the shares of common stock of Coleman Worldwide and guaranteed by the Guaranty, which Guaranty is currently secured by a pledge of 36,233,312 shares of Company common stock and will be secured by the shares currently securing the LYONs upon the redemption of the LYONs.

    On March 31, 1997, MacAndrews & Forbes Holdings Inc., an indirect parent, assumed a liability of Coleman Worldwide in the amount of $2.3 million. The assumption was accounted for as a capital contribution.

SEASONALITY

    The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year. Sales by Powermate of generators and certain other products were adversely affected by weather in the third quarter of 1997. The Company's annual results are generally dependent on its results during the second quarter.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) difficulties or delays in the reduction of wholesaler inventories in Japan exacerbated by the Japanese economy, (ii) unanticipated costs or delays in eliminating low or unprofitable products or businesses or closing facilities or consummating the Company's other restructuring activities, (iii) unanticipated costs or delays in developing new products, (iv) the possibility the Company fails to meet the various restrictive covenants of the Company Credit Agreement, (v) a decrease in the public's interest in camping and related activities, (vi) significant market or economic conditions which negatively affect demand for the Company's products, and (vii) weather conditions which are adverse to specific businesses of the Company. The Company assumes no responsibility to update forward-looking information contained herein.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit Index          Description
         -------------          -----------
             27.1         Financial Data Schedule


         ----------
         Filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



Date: November 13, 1997                    By: /s/ Irwin Engelman
     -----------------------                   ------------------------------
                                               Irwin Engelman
                                               Executive Vice President and
                                                Chief Financial Officer