Form 10-K405
period 1997-12-31
COLEMAN WORLDWIDE CORP
filed 1998-03-24
CIK 901038

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.

                                      FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended         DECEMBER 31, 1997

                                          or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
For the transition period from                        to

Commission file Number                 1-11962

                             COLEMAN WORLDWIDE CORPORATION
                 -----------------------------------------------
                (Exact name of registrant as specified in its charter)

                    DELAWARE                                13-3704484
          -------------------------------              -------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

       5900 North Andrews Avenue, Suite 700
             Fort Lauderdale, Florida                          33309
     ------------------------------------------             ----------
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:     954-772-9000
                                                              ------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                      ---------------------
   LIQUID YIELD OPTION-TM- NOTES DUE 2013                   NA

         Securities registered pursuant to Section 12(g) of the Act:     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          X   Yes         No
                                                  ---          ---

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

     The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of March 3, 1998 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.










                         Exhibit Index at pages 44 through 51

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                             1997 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS



                                        PART I                             Page
                                                                           ----

Item 1.   Business........................................................    3
Item 2.   Properties......................................................    9
Item 3.   Legal Proceedings...............................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.............   11

                                       PART II
Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters...................................   12
Item 6.   Selected Financial Data.........................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   14
Item 8.   Financial Statements and Supplementary Data.....................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................   22

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant..............   23
Item 11.  Executive Compensation..........................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   40
Item 13.  Certain Relationships and Related Transactions..................   41

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K......................................................   44
          Signatures......................................................   52


                                        PART I

ITEM 1.     BUSINESS

OVERVIEW

     Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option -TM- Notes due 2013 (the "LYONs" -TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman " or the "Company" ) which represents approximately 82% of the outstanding Coleman common stock as of March 3, 1998. Coleman is a leading manufacturer and marketer of consumer products for outdoor recreation and home hardware use on a global basis. The Company's products have been sold domestically and internationally under the Coleman brand name since the 1920s. The Company believes its strong market position is attributable primarily to its well-recognized trademarks, particularly the Coleman brand name, broad product line, product quality and innovation, and marketing, distribution and manufacturing expertise.

     The Company has two primary classes of products, outdoor recreation and hardware. The Company's principal outdoor recreation products include a comprehensive line of lanterns and stoves, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, daypacks, adventure travel gear, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products. The Company's principal hardware products include portable generators, portable and stationary air compressors, and safety and security products such as smoke alarms, carbon monoxide detectors and thermostats. The Company has entered into a Stock Purchase Agreement dated as of February 18, 1998 (the "CSS Sale Agreement") with Ranco Incorporated of Delaware ("Ranco") and Siebe plc, the parent of Ranco, for the sale of Coleman Safety & Security Products, Inc. ("CSS"), which manufactures such safety and security products. The Company's products, which are mostly used for outdoor recreation, home improvement projects, and emergency preparedness, are distributed predominantly through mass merchandisers, home centers and other retail outlets.

BACKGROUND

     Coleman is a subsidiary of Coleman Worldwide. Coleman Worldwide is a wholly-owned subsidiary of CLN Holdings Inc. ("CLN Holdings"), an indirect wholly-owned subsidiary of New Coleman Holdings Inc. ("Holdings"), an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 82% of the outstanding Coleman common stock as of December 31, 1997.

     On February 27, 1998, CLN Holdings and Coleman (Parent) Holdings Inc., the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (the "CLN Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and a wholly-owned subsidiary of Sunbeam ("Laser Merger Sub"). The CLN Holdings Merger Agreement provides that, among other things, Laser Merger Sub will be merged (the "CLN Holdings Merger") with CLN Holdings. Pursuant to the CLN Holdings Merger Agreement, the shares of CLN Holdings' common stock issued and outstanding immediately prior to the effective time of the CLN Holdings Merger will be converted into the right to receive in the aggregate 14,099,749 shares of Sunbeam's common stock and $159,957,756 in cash, without interest. In addition, the outstanding $732.0 million principal amount at maturity of Senior Secured Discount Exchange Notes due 2001 (the "Escrow Notes") of CLN Holdings will remain an obligation of CLN Holdings following the CLN Holdings Merger.

     Coincident with the execution of the CLN Holdings Merger Agreement, the Company, Sunbeam and a wholly-owned subsidiary of Sunbeam ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the CLN Holdings Merger Agreement, collectively the "Merger

Agreements"), providing that, among other things, Merger Sub will be merged (the "Coleman Merger") with the Company. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held by Coleman Worldwide and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest.

     Consummation of the CLN Holdings Merger is subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of certain other customary conditions. It is currently anticipated that the CLN Holdings Merger will be completed later this month or early next month. Consummation of the Company Merger is subject to the completion of the CLN Holdings Merger at the filing of certain definitive documents required in connection therewith with the Securities and Exchange Commission. It is anticipated that the Company Merger will be consummated later this Spring.

     Following consummation of the CLN Holdings Merger, CLN Holdings will be a direct wholly-owned subsidiary of Sunbeam. Following consummation of the Coleman Merger, the Company will be an indirect wholly-owned subsidiary of Sunbeam.

     The Company has made several acquisitions in recent years designed to expand its product lines. In 1996, the Company acquired the French company Application des Gaz ("Camping Gaz") which is a leader in the European camping equipment market and also acquired the assets of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of smoke alarms, thermostats and carbon monoxide detectors. In 1995, the Company acquired Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. In 1994, the Company acquired substantially all of the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (together, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products; and substantially all of the assets of Sanborn Manufacturing Company ("Sanborn"), a manufacturer of a broad line of portable and stationary air compressors.

     The Company also restructured certain operations. In 1994, the Company completed the restructuring of its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. In 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994. In 1997, the Company undertook further restructuring including (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities.

     On February 18, 1998, the Company entered into the CSS Sale Agreement. The sale price is approximately $105.0 million and is subject to adjustment. The closing under the CSS Sale Agreement is expected to occur by the end of March 1998. In addition, the Company will license to Ranco the right to use the "Coleman" name on retail smoke alarms and carbon monoxide detectors, and certain other products.

BUSINESS STRATEGY

     The Company's business strategy is to build upon its reputation as a leading manufacturer and marketer of high quality brand name consumer products for the outdoor recreation and hardware markets. The specific operating strategies include:

          FOCUS ON QUALITY AND SERVICE. Since the business of the Company was founded in the early 1900's, Coleman has built a reputation for its quality products and superior customer service. The Company is committed to continuing, and building upon, this reputation.

          INTRODUCING NEW PRODUCTS. The Company plans to continue introducing new products. Management intends to focus on leveraging the Company's existing technologies, processes and expertise to maximize the speed and efficiency of new product development and introductions.

          DEVELOPING EXISTING BRANDS. The Company believes it has some of the more prominent brand names for outdoor recreation and home hardware use and plans to strengthen these brands through superior product design, advertising, and promotion.

          EXPANDING INTERNATIONAL MARKETS. Coleman is currently a market leader in several product categories in various markets around the world, including the United States, Europe and Japan. The Company plans to utilize its well-established infrastructures in these markets to expand its core product categories and to invest appropriately to develop and build businesses in new geographic markets.

          DEVELOPING HUMAN RESOURCES. The Company plans to continue developing, training, and motivating its personnel at all levels to achieve excellence, including developing and building its team of experienced managers.

          OPERATING EFFICIENCY. The Company plans to continue seeking ways to further improve the quality and efficiency of its business processes in order to ensure quality, realize cost savings, and improve customer service.

     Following the consummation of the CLN Holdings Merger, such business strategy may change.

PRODUCTS

OUTDOOR RECREATION

     The Company's principal products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects and are distributed predominantly through mass merchandisers, home centers and other retail outlets.

     LANTERNS AND STOVES. Coleman believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. Coleman's liquid fuel appliances include single and dual fuel-powered lanterns and stoves. Coleman also manufactures a broad range of propane- and butane-fueled lanterns and stoves, which allow the user to regulate the intensity of light or heat. These products are manufactured at the Company's facilities located in the United States and Europe and are marketed under the Coleman, Campingaz and Peak 1 brand names.

     FUEL. The Company is a leading supplier to the worldwide camping and outdoor recreation market of propane and butane cartridges and camping fuel. In addition to manufacturing and filling disposable propane cartridges and refillable liquid propane gas cylinders, Coleman sells camping fuel that is refined and canned to its specifications by various suppliers, fills butane gas cartridges and purchases butane-filled gas cartridges from third-party vendors for sale to customers throughout the world. These products are marketed under the Coleman, Campingaz and Peak 1 brand names.

     COOLERS AND JUGS. The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes. The Company's cooler line includes personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. Coleman's cooler products are manufactured predominantly at the Company's facilities located in the

United States and are marketed under the Coleman brand name worldwide and under the Campingaz brand name in Europe.

     RECREATIONAL SOFT GOODS. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks, daysacks, sports bags, duffle bags and rucksacks. These products are manufactured at the Company's facilities located in the United States and Puerto Rico or sourced from third-party vendors who manufacture them to the Company's specifications. The Company's tents and sleeping bags are marketed under the Coleman and Peak 1 brand names, while its daysacks, sport bags and related products are marketed under the Coleman, Eastpak and the licensed Timberland brand names.

     OUTDOOR FURNITURE. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails brand names. These products are manufactured predominantly at the Company's facilities located in the United States.

     ELECTRIC LIGHTS. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate, Job-Pro and Campingaz brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights.

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

HARDWARE

     The Company's principal products include portable generators, portable and stationary air compressors. In addition, through CSS, the Company manufactures and markets safety and security products such as smoke alarms, carbon monoxide detectors and thermostats. On February 18, 1998, the Company entered into the CSS Sale Agreement and the closing under such agreement is expected to occur by the end of March 1998.

     GENERATORS. The Company is a leading manufacturer and distributor of portable generators in the United States and worldwide. Generators are used for home improvement projects, emergency preparedness and outdoor recreation. These products are manufactured by the Company, using engines manufactured by Tecumseh, Briggs & Stratton, Vanguard, Honda and Kawasaki, at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains. The Company also produces advanced, light-weight generators incorporating proprietary technology.

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

SALES AND MARKETING

     The following table sets forth the net revenues by class of products for the years ended December 31, 1997, 1996 and 1995.

                                 1997           1996           1995
                              ----------     ----------     ----------
                                            (In millions)

     Outdoor Recreation...... $    859.7     $    859.6     $    688.9
     Hardware................      294.6          360.6          244.7
                              ----------     ----------     ----------
         Total............... $  1,154.3     $  1,220.2     $    933.6
                              ----------     ----------     ----------
                              ----------     ----------     ----------

     In the United States and Canada, the Company's outdoor recreation products are sold by the Company's own sales force and, to a lesser extent, by sales representatives that serve specialty markets and related distribution channels. Spa products, however, are sold by independent sales representatives to a nationwide dealer network and, to a lesser extent, by regional sales managers employed by the Company. The Company's hardware products are sold by Company and independent sales representatives that serve specialty markets and related distribution channels.

     The Company promotes its products through national and local advertising campaigns, frequently coordinating with retailers' promotions to maximize the benefits of its advertising efforts.

     Coleman's major customers include Canadian Tire, Home Depot, Kmart, Price/Costco, Target, and Wal-Mart. Wal-Mart and its affiliates accounted for approximately 13% of the Company's 1997 consolidated net revenues. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes its relationship with Wal-Mart is satisfactory and the Company has no reason to believe Wal-Mart will not continue as a customer.

     International sales represented 31%, 32% and 24% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. For 1997, approximately 80% of the Company's international sales were in Japan and Europe, with the balance in Latin America, Asia-Pacific, Africa and the Middle East.
The Company has sales administration offices and warehouse and distribution facilities in Australia, Austria, Belgium, Brazil, the Czech Republic, France, Germany, Hungary, Italy, Japan, The Netherlands, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. Each office is responsible for sales and distribution of the Company's products in the territories assigned to that office. The Company's direct export operations market its products directly to international customers in certain other markets through Company sales managers, independent distributors, and commissioned sales representatives. In total, the Company sells its products in more than 100 countries.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions.

COMPETITION

     The markets in which the Company operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support. The Company's competitors vary according to product line. The Company believes that no other company produces and markets the breadth of camping and outdoor recreation products marketed by the Company. Lanterns and stoves compete with, among others, products offered by Century Primus (a unit of Century Tool & Manufacturing Inc.), American Camper (a unit of Brunswick Corporation) and Dayton Hudson Corporation. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. (a unit of Brunswick Corporation) and The Thermos Company (a unit of Nippon Sanso KK). The Company's sleeping bags compete with, among others, American Recreation and Slumberjack (units of Kellwood Company), Academy Broadway Corp. and MZH Inc. (a unit of Brunswick Corporation), as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Sears, Wenzel (a unit of Kellwood Company), Eureka (a unit of Johnson Worldwide Associates, Inc.) and Mountain Safety Research (a unit of Thaw Corporation), as well as certain private label manufacturers. The Company's backpack products compete with, among others, American Camper (a unit of Brunswick Corporation), JanSport (a unit of VF Corporation), Nike, Outdoor Products and Kelty (a unit of Kellwood Company), as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready (a unit of Ralston Purina Company) and Rayovac Corporation. The Company's spas compete with, among others, Watkins Manufacturing Corporation (d.b.a. Hot Springs, a unit of Masco Corporation) and Clark Manufacturing Company, Inc. (d.b.a. Sundance Spas). The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. The Company's safety and security products compete primarily with First Alert, American Sensor and Nighthawk (a unit of Williams Holding PLC). In addition, the Company competes with various other entities in international markets.

PATENTS, TRADEMARKS, AND LICENSES

     The Company's operations are not significantly dependent upon any single or related group of patents. While the Company does not believe any single trademark is material to its business other than the "Coleman" word mark and the "Coleman in parallelogram with lantern symbol" logo mark and the "Eastpak" trademark, it believes its trademarks taken as a whole are material to its business. Accordingly, the Company has taken actions to protect its interests in all such trademarks.

     The Company licenses the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company and Holdings. The Company's general merchandise licensing activities involve licensing the Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are linked to the process of marketing its products. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. The Company's research and development is performed primarily by an in-house team of marketing managers, engineers, draftsmen and product testers using tools such as computer-assisted design and a variety of consumer research techniques. Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $11.9 million, $11.1 million and $6.5 million, respectively.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

     The Company operates in a single business segment. Certain information concerning geographic segments of the Company is set forth in Note 17 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K Annual Report.

EMPLOYEES

     As of December 31, 1997 the Company employed approximately 3,700 persons full time in the United States and 2,300 persons internationally. None of the Company's United States employees are represented by unions. The Company's Canadian warehouse employees are represented by a union. All of the approximately

525 production employees at the Company's operations in France and Italy and the approximately 900 production employees at CSS's operations in Mexico are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     The Company's principal properties as of December 31, 1997 are as follows:

                                                                     Building
                                                                      Square
    Location                 Principal Use                            Footage
   ----------               ---------------                         ----------
St Genis Laval, France     Manufacture of lanterns and stoves,       2,070,000
                           filling of gas cylinders, and
                           assembly of barbeques; office and
                           warehouse

Wichita, KS                Manufacture of lanterns and stoves        1,197,000
                           and insulated coolers and jugs;
                           research and development and design
                           operations; office and warehouse

New Braunfels, TX          Manufacture of insulated coolers            338,000
                           and other plastic products

Lake City, SC              Manufacture of sleeping bags                168,000

Springfield, MN            Manufacture of air compressors              166,000

Cedar City, UT             Manufacture of sleeping bags                160,000

Kearney, NE                Manufacture/assembly of portable            155,000
                           generators and pressure washers;
                           office and warehouse

Pocola, OK                 Manufacture of outdoor folding              123,000
                           furniture

Maize, KS                  Manufacture of propane cylinders            116,000
                           and machined parts

Chihuahua, Mexico *        Manufacture of smoke alarms and             110,000
                           carbon monoxide detectors

Morovis and Orocovis,      Manufacture of daypacks, sports             110,000
  Puerto Rico              bags, and related products; office
                           and warehouse

Chandler, AZ               Manufacture of acrylic spas; office          78,000
                           and warehouse

Centenaro di Lonato,       Manufacture of butane lanterns,              77,000
  Italy                    stoves and heaters; office and
                           warehouse


* To be disposed of as part of the CSS Sale Agreement.

     The Wichita, Kansas; New Braunfels, Texas; Lake City, South Carolina; Cedar City, Utah; Pocola, Oklahoma; Chandler, Arizona; Springfield, Minnesota; and Centenaro di Lonato, Italy facilities are owned by the Company. The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend for three additional ten-year periods.
The Maize, Kansas facility is leased by the Company under leases that terminate in 2005. The Company has an option to purchase this facility at the end of the lease period. The Puerto Rico facilities in Morovis and Orocovis are leased for terms that expire in 1999 and 2007, respectively. The warehouse portion of St. Genis Laval, France is leased for terms that expire in 1998, the remaining facility is owned; and 48,000 square feet of the Chihuahua, Mexico property are leased for terms that expire in 2004, the remaining facility is owned. Company management considers the Company's facilities to be well maintained, adequate, suitable and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its production requirements.

PRODUCT LIABILITY AND INSURANCE

     The Company is party to various product liability lawsuits relating to its products and incidental to its business. The Company believes that many of the personal injury and damage claims brought against it arise from the misuse or misapplication of the Company's products. In such cases, the Company vigorously defends against such actions. Since the beginning of 1986, in only one policy period did the Company have a product liability award that exceeded the individual per occurrence self-insured retention amount and product liability awards that exceeded the aggregate self-insured retention amount. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. The Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company participates in product liability insurance programs maintained by Holdings and reimburses Holdings for its allocable share of the cost of such coverage. Such liability insurance is written on a "claims made" basis. A "claims made" policy generally insures the Company for any claims made while such insurance coverage is in effect regardless of when the incident or event occurred. There can be no assurance that the Company's insurance carrier would not discontinue the Company's policy after the occurrence of, but prior to a claims with respect to, an incident or event giving rise to a claim. The Company believes that, in such event, it would be able to obtain insurance coverage that would cover the particular incident or event and replace the Company's existing policy, although there can be no assurance that the Company could obtain such coverage or that it would be on terms comparable to its existing coverage.

     Under Holdings' product liability insurance coverages, the Company retains liability in the amount of $2 million per occurrence and $4 million in the aggregate for the policy year. The Company believes that this type and level of coverage is adequate. For a discussion of the Company's policy on accrual of reserves for the self-insured portions of the risks covered by the insurance programs maintained by Holdings, see Notes 1 and 12 of the Consolidated Financial Statements of Coleman Worldwide.

     As a result of and effective with the consummation of the CLN Holdings Merger, the Company will no longer participate in insurance programs sponsored by Holdings (except for claims made prior to the consummation of the CLN Holdings Merger), and will either obtain replacement insurance on its own and/or obtain replacement insurance under policies maintained by Sunbeam.

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

     LAKE CITY SITE. In 1992, Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances, the contamination appeared to relate to the activities of a previous occupant of the Lake City Site. The results of the investigation were reported to the appropriate South Carolina environmental agency and Coleman took legal action against the prior owner. In early 1998, the lawsuit was settled and the prior owner agreed to take over further site investigations and remediation actions and to reimburse Coleman for a significant part of Coleman's past costs related to site investigation.

     The Company has not been named as a potentially responsible party ("PRP") by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

     The Company has adopted an environmental policy designed to ensure that the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures that it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1997 and are not expected to be significant in the foreseeable future. Coleman has established reserves, which it believes are adequate, for environmental matters, including the investigations, remedial activities and litigation described above.

OTHER

     GENERAL. The Company is involved in various claims and legal actions arising in the ordinary course of business, including environmental matters and product liability lawsuits that are incidental to its business. Coleman Worldwide believes the ultimate disposition of these matters is not expected to have a material adverse effect on Coleman Worldwide's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which Coleman will indemnify Holdings against all liabilities related to businesses transferred by Holdings to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the equity securities of Coleman Worldwide are owned indirectly by Mafco and there is no public market therefor.

     Coleman Worldwide did not sell any unregistered securities during 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     Coleman Worldwide is a holding company formed in March 1993 and holds 44,067,520 shares of Coleman common stock which represents approximately 82% of the outstanding Coleman common stock as of March 3, 1998. Due to Coleman Worldwide's approximately 82% ownership of Coleman, the Consolidated Financial Statements of Coleman Worldwide include the accounts of Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions. Minority interest primarily represents the minority shareholders' proportionate share of the results of operations and equity of Coleman. The selected financial data for the years presented in the table below have been derived from the Consolidated Financial Statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K Annual Report.


                                                                   (IN THOUSANDS)
                                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                         1997           1996          1995         1994          1993
                                       ----------    ----------    ----------    ---------     ---------
STATEMENTS OF OPERATIONS DATA:
Net revenues.......................... $1,154,294    $1,220,216    $933,574      $751,580      $575,415
Cost of sales (a).....................    840,331       928,497     649,427       535,710       400,052
                                       ----------    ----------    ----------    ---------     ---------
Gross profit..........................    313,963       291,719     284,147       215,870       175,363
Selling, general and
      administrative expenses (a).....    266,501       291,862     174,870       128,561       102,197
Asset impairment charge (b)...........         --            --      12,289            --            --
Restructuring expense (c).............         --            --          --        18,456            --
Interest expense, net.................     46,989        50,767      35,930        24,031        15,733
Amortization of goodwill and
      deferred charges................     11,723        11,056       8,309         6,667         5,752
Other expense (income), net...........      1,867        (1,604)        283         1,138           766
                                       ----------    ----------    ----------    ---------     ---------
(Loss) earnings before income taxes,
      minority interest and
      extraordinary item..............    (13,117)      (60,362)     52,466        37,017        50,915
Income tax (benefit) expense (a)......     (7,708)      (14,753)     19,861        10,437        21,225
Minority interest.....................        940        (5,390)      6,696         5,734         6,401
                                       ----------    ----------    ----------    ---------     ---------
(Loss) earnings before
      extraordinary item..............     (6,349)      (40,219)     25,909        20,846        23,289
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes........................    (10,939)       (1,244)       (787)         (677)           --
                                       ----------    ----------    ----------    ---------     ---------
Net (loss) earnings                    $  (17,288)   $  (41,463)   $ 25,122      $ 20,169      $ 23,289
                                       ----------    ----------    ----------    ---------     ---------
                                       ----------    ----------    ----------    ---------     ---------

                                                                  DECEMBER 31,
                                       -----------------------------------------------------------------
                                         1997           1996          1995         1994          1993
                                       ----------    ----------    ----------    ---------     ---------
BALANCE SHEET DATA:
Total assets.......................... $1,079,062    $1,206,449    $906,389      $755,026      $552,660
Long-term debt
  (including current portions)........   480,302       758,207     520,691       446,216       313,242
Minority interest.....................    43,386        45,088      49,266        42,233        39,952
Total stockholder's equity............   228,735        62,668     101,673        76,782        55,220

------------------------------------

(a) The Company recorded restructuring and certain other charges totaling $22,501 and $52,516, net of tax for the years ended December 31, 1997 and 1996, respectively. Cost of sales includes pre-tax charges of $19,673 and $44,005; selling, general and administrative expenses include pre-tax charges of $16,746 and $30,195; and the provision for income tax benefit includes $13,918 and $21,684 of net tax benefits in the years ended December 31, 1997 and 1996, each respectively, resulting from these charges.
(b) Asset impairment charge reflects primarily the non-recurring charge taken in connection with the adoption of FAS 121.
(c) Restructuring expense reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

     Net revenues of $1,154.3 million in 1997 were $65.9 million or 5.4% less than in 1996 with outdoor recreation products unchanged at $859.7 million and hardware products decreasing $66.0 million or 18.3%. The outdoor recreation products revenues were adversely affected by (i) a restructuring program which eliminated certain low margin SKUs (stock keeping units), (ii) lower sales in Japan and Korea due to weak market conditions, and (iii) a program to reduce wholesaler inventories in Japan; however, growth in the core products outside of Japan and Korea offset these declines. Hardware products revenues decreased due to the Company's decision to exit the pressure washer business and lower generator sales resulting from fewer storms on the East Coast of the United States in the second half of 1997. Geographically, United States and Canadian revenues decreased $24.0 million or 2.9% due to lower hardware product sales while international revenues decreased $41.9 million or 10.6% primarily related to lower sales in Japan and Korea.
Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

     The gross margin percentage of 28.9%, excluding the impact of restructuring and other charges which are more fully described below, increased from 27.5% in 1996. The improvement was driven by increased demand for higher margin products and the elimination of certain low margin SKUs.

     SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $249.5 million in 1997 compared to $261.5 million in 1996, a decrease of 4.5%. The inclusion of a full twelve months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses; however, these increases were more than offset by benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

     During 1997, the Company recorded pre-tax restructuring and other charges totaling $36.4 million of which $19.7 million was reflected in cost of sales and $16.7 million in SG&A expenses. Tax benefits of $13.9 million associated with these charges are reflected in income tax expense. The restructuring and other charges consisted of (i) $15.7 million to exit various low margin products, including pressure washers, (ii) $15.0 million to close and relocate certain administrative and sales offices, and (iii) $5.7 million to close several manufacturing facilities. Most of these activities were substantially complete as of December 31, 1997, and remaining actions are expected to be completed in 1998.

     During 1996, the Company recorded restructuring charges of $66.2 million, certain other charges of $8.0 million and related net tax benefits of $21.7 million. The 1996 pre-tax restructuring charges of $66.2 million consisted of (i) $29.1 million to integrate the Camping Gaz and Coleman operations into a global recreation products business, (ii) $19.0 million to exit the low end electric pressure washer business, (iii) $14.1 million to exit a portion of the Company's battery powered light business, and (iv) $4.0 million to settle certain litigation with respect to the battery powered light business.

     The 1996 pre-tax restructuring charges of $66.2 million included $64.4 million related to exiting products and facilities and $1.8 million of termination costs for 174 administrative employees, of which $40.8 million was reflected in cost of sales and $25.4 million in SG&A expenses. The pre-tax charges for exit costs were comprised of (i) $41.3 million which related primarily to writing down inventory, fixed assets, accounts receivable and certain other receivable and prepaid amounts to estimated net realizable value, and (ii) $23.1 million of other exit costs, including carrying costs of idle facilities, relocation costs, and costs to exit the pressure washer business. The 1996 other pre-tax charges of $8.0 million related primarily to certain asset write-offs. These other charges, of which $3.2 million was reflected in cost of sales and $4.8 million in SG&A expenses, were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior periods. The provision for income taxes included $21.7 million of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5.6 million.

     The components of the combined 1997 and 1996 restructuring and other charges and an analysis of the amounts charged against the reserves are outlined in the following table (dollars in millions):

                                  1996      Charges During                1997     Charges During
                                Original     Year Ended    Balance at  Additional    Year Ended    Balance at
                                Reserve       12/31/96      12/31/96    Reserves      12/31/97      12/31/97
                                -------    -------------   ----------  ----------  -------------   ----------
Impairment of
  fixed assets.........          $ 10.0    $    (1.8)      $    8.2     $    6.4   $   (6.5)       $  8.1
Inventory and other
  asset impairments....            38.3        (25.9)          12.4         11.0      (15.0)          8.4
Termination costs......             2.0         (1.6)            .4         12.1       (9.7)          2.8
Idle facilities, relocation and
  other exit costs.....            23.9        (12.4)          11.5          6.9       (9.7)          8.7
                                 ------    ----------      --------     --------   ---------       ------
                                 $ 74.2    $   (41.7)      $   32.5     $   36.4   $  (40.9)       $ 28.0
                                 ------    ----------      --------     --------   ---------       ------
                                 ------    ----------      --------     --------   ---------       ------



          The termination costs recognized in 1996 related to approximately 200 employees and the 1997 termination costs related to approximately 525 employees. As of December 31, 1997, $11.3 million of termination costs were paid on behalf of the approximately 700 employees who were terminated as of that date.

          The Company's interest expense was $40.9 million in 1997 compared with $38.7 million in 1996, an increase of $2.2 million. This increase was a result of the effects of higher interest rates on the Company's variable rate debt partially offset by the favorable effects of lower borrowings in 1997 resulting from the Company's working capital management programs. On an unconsolidated basis, Coleman Worldwide had an additional $6.1 million of interest expense in 1997 compared with $12.1 million in 1996, a decrease of $6.0 million. This decrease is primarily due to the decrease in principal amount of LYONs outstanding due to the exchange of LYONs for cash in 1997.

          Minority interest in the 1997 period reflects the minority interests in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in early July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the 1996 period, minority interest reflects the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996 and also includes interests of other minority shareholders in certain subsidiary operations acquired with the Camping Gaz business. Minority interest in the loss of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 82% ownership of Coleman's common stock.

          The Company recorded income tax benefits of $5.2 million in 1997 and $10.9 million in 1996, which includes the net tax benefits of $13.9 million in 1997 and $21.7 million in 1996 associated with restructuring and other charges discussed above. Excluding the net tax benefits from the restructuring and other charges, the provision for income tax expense would have been $8.7 million or 28.9% of pre-tax earnings in 1997 as compared to a provision for income tax expense of $10.8 million or 45.0% of pre-tax earnings in 1996. This decrease is primarily due to the impact of increased foreign tax rates on deferred tax assets and increased foreign earnings at lower tax rates. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of

$2.5 million in 1997 and $3.9 million in 1996, or approximately 37% and 38% of Coleman Worldwide's unconsolidated pre-tax loss in 1997 and 1996, respectively.

          During 1997, in connection with the exchange of $554.1 million aggregate principal amount at maturity of LYONs for cash, Coleman Worldwide recorded an extraordinary loss of $10.9 million, net of tax benefits of $7.1 million, relating to the excess of the exchange offer price over the accreted value of the LYONs, the write-off of deferred charges related to the LYONs exchanged and redemption fees and expenses. During 1996, holders of LYONs with a principal amount at maturity of $9.8 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman common stock owned by Coleman Worldwide to the holders of the LYONs which were exchanged. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges which is included in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents (i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with (ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance. In 1996, in connection with the renegotiation of its credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million net of tax) which represented a write-off of the related unamortized financing costs associated with its then existing credit agreement.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

          Net revenues in 1996 and 1995 were $1,220.2 million and $933.6 million, respectively, an increase of $286.6 million, or 30.7%, with outdoor recreation products increasing by $170.7 million or 24.8% and hardware products increasing $115.9 million or 47.4%.

          The outdoor recreation products revenues increase included $152.5 million of revenues associated with the Camping Gaz operations acquired in 1996 and approximately $13.4 million of additional revenues associated with the Sierra operations acquired in 1995. Excluding (i) the impact of the Camping Gaz and Sierra acquisitions, (ii) the effect of a weaker yen in 1996 as compared to 1995, which reduced revenues approximately $21.1 million, and (iii) the one-time 1995 thermo-electric cooler premium promotion revenue gain of approximately $16.6 million, outdoor recreation product revenues increased approximately $42.5 million or 6.4%. Increases in revenue were experienced in the backpack, tent and sleeping bag businesses, primarily in international markets. In addition, the Company successfully introduced a new line of camping accessories and expanded its heater and light businesses. These gains were substantially offset by poor weather conditions during the camping season in North America and the economic downturn experienced in Japan, both of which adversely affected the demand for the Company's camping products. The hardware products revenues increase includes approximately $82.1 million as a result of the acquisition of CSS (then named Seatt Corporation) in 1996. Excluding the impact of the CSS acquisition, hardware products revenues increased approximately $33.8 million or 13.8%, driven by increases in generator and pressure washer sales. Geographically, United States and Canada revenues increased $111.6 million or 15.6% primarily related to the CSS acquisition, while international revenues increased $175.0 million or 79.5% primarily related to the Camping Gaz acquisition.

          Gross margins, excluding the impact of restructuring and other charges totaling $44.0 million which are more fully discussed below, decreased as a percent of sales by 2.9 percentage points from 30.4% in 1995 to 27.5% in 1996. This decrease was primarily the result of lower margins associated with the Company's backpack business and the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

          SG&A expenses, excluding $30.2 million of restructuring and other charges as discussed more fully below, were $261.5 million in 1996 compared to $174.7 million in 1995, an increase of 49.7%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and CSS business acquisitions of approximately $60.3 million and increased advertising and marketing expenses of approximately $16.6 million.

          During 1996, the Company recorded restructuring charges of $66.2 million, certain other charges of $8.0 million and related net tax benefits of $21.7 million. The pre-tax restructuring charges of $66.2 million consisted of
(i) $29.1 million to integrate the Camping Gaz and Coleman operations into a global recreation products business, (ii) $19.0 million to exit the low end electric pressure washer business, (iii) $14.1 million to exit a portion of the Company's battery powered light business and (iv) $4.0 million to settle certain litigation with respect to the battery powered light business.

          The charges to integrate the Camping Gaz and Coleman operations reflected primarily the cost to dispose of duplicate manufacturing, distribution and administrative facilities and the related severance cost. These actions are substantially completed at December 31, 1997 and are expected to be fully completed in 1998. The exiting of the battery powered light business was completed by July 1997 and the exiting of the low end pressure washer business was substantially completed in 1997.

          The pre-tax restructuring charges of $66.2 million included $64.4 million related to exiting products and facilities and $1.8 million of termination costs for 174 administrative employees, of which $40.8 million was reflected in cost of sales and $25.4 million in SG&A expenses. The pre-tax charges for exit costs were comprised of (i) $41.3 million which related primarily to writing down inventory, fixed assets, accounts receivable and certain other receivable and prepaid amounts to estimated net realizable value, and (ii) $23.1 million of other exit costs, including carrying costs of idle facilities, relocation costs, and costs to exit the pressure washer business. Other pre-tax charges of $8.0 million related primarily to certain asset write-offs. These other charges, of which $3.2 million was reflected in cost of sales and $4.8 million in SG&A expenses, were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior periods. The provision for income taxes includes $21.7 million of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5.6 million.

          The Company's interest expense was $38.7 million in 1996 compared with $24.5 million in 1995, an increase of $14.2 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $12.1 million of interest expense in 1996 compared with $11.4 million in 1995, an increase of $0.7 million, or 5.8%. This increase is a result of the effects of compounding interest related to the LYONs.

          The Company recorded an income tax benefit in 1996 of $10.9 million, which included net tax benefits of $21.7 million associated with restructuring and other charges discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $10.8 million or 45.0% of pre-tax earnings, excluding restructuring and other charges, as compared to a provision for income tax expense of $24.5 million or 37.9% of pre-tax earnings in 1995. The increase was primarily due to losses of certain foreign subsidiaries for which the Company has not recognized a tax benefit and the impact of non-deductible goodwill amortization. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $3.9 million in 1996 and $4.6 million in 1995 or approximately 38% of Coleman Worldwide's unconsolidated pre-tax loss in each year.

          The Company obtained control of approximately 70% of Camping Gaz on March 1, 1996 and obtained control of the remaining 30% in early July 1996. Accordingly, the minority interest for 1996 primarily represents the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996 and also includes interests of other minority shareholders in certain subsidiary operations of Camping Gaz.

          Minority interest in the loss of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 82% ownership of Coleman's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

          Operating activities of Coleman Worldwide and its subsidiaries provided (used) $41.7 million, ($5.3) million, and $9.4 million of cash during the years ended December 31, 1997, 1996, and 1995, respectively. Improved management of receivables and inventories and rationalization of product lines during 1997 as compared to 1996 led to the improvement in cash provided by operating activities. Net cash used by Coleman Worldwide and its subsidiaries for investing activities was $16.2 million, $204.3 million, and $68.3 million for the years ended December 31, 1997, 1996 and 1995, respectively, and was composed primarily of the Company's capital expenditures, purchases of businesses, and also advances (from) to Mafco under the Coleman Worldwide tax sharing agreement and the terms of the LYONs indenture (the "Indenture") of ($19.3) million, $4.1 million and $6.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company used $161.9 million of cash for business acquisitions during the year ended December 31, 1996 and an additional $14.3 million in 1997 related to contingent payments and transaction costs. The Company's capital expenditures were $27.0 million and $41.3 million during the years ended December 31, 1997 and 1996, respectively.

          Net cash (used) provided by financing activities by Coleman Worldwide and its subsidiaries was ($55.3) million, $210.6 million, and $64.3 million for the years ended December 31, 1997, 1996, and 1995, respectively, and consisted primarily of increases in long-term borrowings during the years ended December 31, 1996 and 1995 and a reduction in long-term borrowings during the year ended December 31, 1997.

          As part of its strategy to improve profitability, the Company announced several restructuring initiatives during 1997. The Company recognized 1997 pre-tax charges of $36.4 million associated with these actions. These restructuring initiatives are expected to generate cost savings in the future from reductions in personnel, production facilities and administrative overhead. There can be no assurance as to the Company's success in implementing its planned initiatives or the results therefrom, the amount of future charges, or against any adverse impact of the Company's restructuring initiatives.

          The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385.1 million ($64.9 million at December 31, 1997 exchange rates), b) provide an unsecured revolving credit facility in an amount of $275.0 million, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement").

          Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At December 31, 1997, $217.4 million would have been available for borrowings under the Company Credit Agreement. The Company intends to use the net proceeds from the sale of CSS to repay first the term loan portion of the Company Credit Agreement and use the remaining proceeds to repay the revolving credit borrowings, which will result in a dollar for dollar reduction in available revolving credit commitments.

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

          The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also contains an event of default upon a change of control of the Company (as defined in the Company Credit Agreement) and other customary events of default. The consummation of the CLN Holdings Merger will constitute a change of control under the Company Credit Agreement. In addition, all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, CLN Holdings Inc.

          The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement and foreign lines of credit. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above , and the various covenants in the Company's senior notes.

          If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, or upon a change of control as a result of the consummation of the CLN Holdings Merger, the Company will need to seek a waiver of such provisions, renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the Company would be able to obtain such waiver, or that terms and conditions of such waiver or alternative financing arrangements, if any, would be as favorable as those now contained in the Company Credit Agreement.

          Coleman financed the acquisition of the shares of Camping Gaz with the net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000, with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

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

          All of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and CLN Holdings. On May 20, 1997, CLN Holdings issued the Escrow Notes. A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Holdings Inc. ("Coleman Holdings") and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Holdings Notes"). Following the redemption of the Holdings Notes, Coleman Holdings was merged into CLN Holdings. A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Worldwide and used by it to accept for exchange, $554.1 million aggregate principal amount at maturity of LYONs.
 Coleman Worldwide plans to redeem the remaining $7.5 million aggregate principal amount at maturity of LYONs no later than May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes. The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an additional purchase right event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations or if there is a change of control of Coleman Worldwide or CLN Holdings, as the case may be, or the Company, which would permit the holder of LYONs or Escrow Notes to sell such notes to the issuer of such notes. Consummation of the CLN Holdings Merger would be an additional purchase right under their debt instruments. There are expected to be sufficient funds in escrow from the net proceeds of the Escrow Notes to repurchase the LYONs in the event a holder of LYONs seeks to have such LYONs repurchased. CLN Holdings may be required to borrow funds to repurchase the Escrow Notes if a holder of Escrow Notes seeks to have such Escrow Notes repurchased.

          Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately 82% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, and the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman common stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $35.4 million at December 31, 1997. Upon the redemption of the remaining LYONs, such demand notes will be cancelled.

          Sunbeam has informed the Company that following the consummation of the CLN Holdings Merger, it plans to refinance existing revolving and term debt of Coleman.

IMPACT OF YEAR 2000

          Some of the Company's older computer programs were written using two digits rather than four to represent the applicable year. As a result, those computer programs recognize a date represented by "00" as the year 1900 rather than the year 2000. This situation, known as the "Year 2000" issue, could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          Based on ongoing assessments of the Company's operations, the Company has determined it will be required to modify or replace portions of its computer software so the computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, in most instances, with minor modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has identified one location with significant Year 2000 software issues. Failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the operations of the Company; however, the Company has begun to replace the software at this location, and such replacement software is expected to be installed prior to December 31, 1999.

          The Company has initiated formal communications with some of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

          In 1996, the Company began a project to select and install a Company-wide enterprise resource computer software system designed to improve operational efficiency. The selected system is Year 2000 compliant and complete installation of this software system is expected to take three years. The cost of the purchase of the software and installation costs is expected to range from $20.0 million to $25.0 million. The Company will capitalize a significant portion of these costs and does not believe the costs of this project will have a significant impact on the Company's financial condition or results of operations.

          The costs of the project and the date on which the Company believes it will be Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SEASONALITY

          The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions. For the years ended December 31, 1997, 1996 and 1995, second quarter sales comprised approximately 33%, 37% and 33% of annual sales, respectively. Consequently, the company's annual results are largely impacted by its results during the second quarter.

INFLATION

          In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years.

FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are (i) unanticipated costs or delays in developing new products, (ii) a decrease in the public's interest in camping and related activities, (iii) economic softness in Japan, Korea, and other Asian countries, (iv) weather conditions which are adverse to the specific businesses of the Company, (v) significant adverse market or economic conditions which negatively affect demand for the Company's products, (vi) disruptions or delays resulting from the transactions contemplated by the Merger Agreements with Sunbeam for the acquisition of CLN Holdings and the Company, and (vii) changes in operating philosophy following the consummation of the CLN Holdings Merger and the Company Merger. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF COLEMAN WORLDWIDE

       The name, age, present principal occupation or employment, five year employment history, selected biographical information, and period of service concerning the directors and executive officers of Coleman Worldwide set forth below.

                                DIRECTORS
          NAME                                        AGE
          ----                                        ---

          Ronald O. Perelman.......................    55
          Donald G. Drapkin........................    63
          Jerry W. Levin...........................    53
          Bruce Slovin.............................    62

                            EXECUTIVE OFFICERS

          NAME                      AGE            POSITION
          ----                      ---            --------

          Ronald O. Perelman.......  55    Chief Executive Officer
          Bruce Slovin.............  62    President
          Irwin Engelman...........  63    Executive Vice President, Chief Financial
                                             Officer and Treasurer
          Barry F. Schwartz........  48    Executive Vice President and General
                                             Counsel

          Ronald O. Perelman has been a director and Chairman of the Board of Coleman Worldwide since its formation in March 1993, and a director of the Company since 1989. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco, MacAndrews Holdings and various of their affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Consolidated Cigar Holdings Inc. ("Cigar Holdings"), M&F Worldwide Corporation, and Revlon, Inc. ("Revlon") and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is also a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): California Federal Bank, A Federal Savings Bank ("Cal Fed"), Cigar Holdings, CLN Holdings, First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Meridian, M&F Worldwide Corporation, Revlon Consumer Products Corporation ("Revlon Products"), Revlon, and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel Entertainment Group, Inc. ("Marvel"), of which Mr. Perelman was then a director, and Marvel III Holdings Inc., of which Mr. Perelman is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Donald G. Drapkin has been a director of Coleman Worldwide since its formation in March 1993, and of the Company since 1989. He has been a director and Vice Chairman of Mafco and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years prior to March 1987. Mr. Drapkin is also a director of the following corporations which file reports pursuant to the Exchange Act: Alogos Pharmaceutical Corporation, Black Rock Asset Investors, Cardio Technologies, Inc., The Cosmetic Center, Inc., Genta, Inc., Playboy Enterprises, Inc., Revlon, Revlon Products, VIMRx Pharmaceuticals Inc., and Weider Nutrition International, Inc. (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel, of which Mr. Drapkin was then a director, and Marvel III Holdings Inc., of which Mr. Drapkin is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Jerry W. Levin has been a director of Coleman Worldwide since March
1994 and of the Company since 1989.   Mr. Levin has also been Chairman and
Chief Executive Officer of the Company since February 1997, and a past Chairman of the Company from 1989 to 1991. Mr. Levin has been Chairman of the Board of Revlon and of Revlon Products since their respective formations in 1992 and Chairman of the Board of The Cosmetic Center, Inc. since April 1997. Mr. Levin served as Chief Executive Officer of Revlon and of Revlon Products from 1992 until January 1997, and President of Revlon and of Revlon Products from their respective formations in 1992 to November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. For 15 years prior to joining MacAndrews Holdings, he held various senior positions with The Pillsbury Company ("Pillsbury"). Mr. Levin is a director of the following corporations which file reports pursuant to the Exchange Act: The Cosmetic Center, Inc., Ecolab Inc., U.S. Bancorp Inc., Meridian, Revlon, Revlon Products, and REV Holdings.

         Bruce Slovin has been a director of Coleman Worldwide since March 1993 and of the Company since February 1993, and has been President of MacAndrews Holdings and various of its affiliates since 1980. Mr. Slovin is also a director of the following corporations which file reports pursuant to the Exchange Act: Cantel Industries, Inc., Continental Health Affiliates, Inc., Infu-Tech, Inc., Meridian, and M&F Worldwide Corporation.

         Irwin Engelman has been Executive Vice President, Chief Financial Officer and Treasurer of Coleman Worldwide since February 1997 and has been the Executive Vice President and Chief Financial Officer of MacAndrews Holdings and certain of its affiliates since February 1992. Mr. Engelman was Executive Vice President and Chief Financial Officer of GAF Corporation, a specialty chemical and building materials company, from 1990 to 1991; Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Executive Vice President of General Foods Corporation for more than five years prior to 1987. (On December 27, 1996, Marvel III, of which Mr. Engelman is an executive officer, and Marvel Holdings and Marvel Parent, of which Mr. Engelman was an executive officer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Barry F. Schwartz has been Executive Vice President & General Counsel of Coleman Worldwide since its formation in March 1993. He has been Executive Vice President of MacAndrews Holdings and certain of its affiliates
since 1993.   Mr. Schwartz was Senior Vice President of MacAndrews Holdings
from 1989 to 1993. (On December 27, 1996, Marvel III, of which Mr. Schwartz is an executive officer, and Marvel Holdings and Marvel Parent, of which Mr. Schwartz was an executive officer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         All directors serve terms of one year and until the election of their respective successors. Executive officers serve at the pleasure of the Board of Directors.

DIRECTORS OF COLEMAN

         The name, age, present principal occupation or employment, five year employment history, selected biographical information, and period of service as a director of the Company of each of the current directors of the Company are set forth below.

         Ronald O. Perelman, age 55, a director of the Company since 1989, has been Chairman of the Board and Chief Executive Officer of Mafco, MacAndrews Holdings and various of their affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Consolidated Cigar Holdings Inc. ("Cigar Holdings"), M&F Worldwide Corporation, and Revlon, Inc. ("Revlon") and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is also a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): California Federal Bank, A Federal Savings Bank ("Cal Fed"), Cigar Holdings, CLN Holdings Inc. ("CLN Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Meridian, M&F Worldwide Corporation, Revlon Consumer Products Corporation ("Revlon

Products"), Revlon, and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel Entertainment Group, Inc. ("Marvel"), of which Mr. Perelman was then a director, and Marvel III Holdings Inc., of which Mr. Perelman is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Donald G. Drapkin, age 50, a director of the Company since 1989, has been a director and Vice Chairman of Mafco and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years prior to March 1987. Mr. Drapkin is also a director of the following corporations which file reports pursuant to the Exchange Act: Alogos Pharmaceutical Corporation, Black Rock Asset Investors, Cardio Technologies, Inc., Coleman Worldwide, The Cosmetic Center, Inc., Genta, Inc., Playboy Enterprises, Inc., Revlon, Revlon Products, VIMRx Pharmaceuticals Inc., and Weider Nutrition International, Inc. (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel, of which Mr. Drapkin was then a director, and Marvel III Holdings Inc., of which Mr. Drapkin is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Frank Gifford, age 67, has been a director of the Company since 1997. Mr. Gifford has been a commentator with ABC Sports since 1971. (On December 27, 1996, Marvel, of which Mr. Gifford was a director, and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Lawrence M. Jones, age 66, has been a director of the Company since 1989. Mr. Jones was Chairman and Chief Executive Officer of the Company from October 1990 to December 1993 and has been associated with the Company for more than 36 years, including serving as President and Chief Executive Officer from July 1989 to September 1990. Prior to rejoining the Company in 1989, Mr. Jones was Vice Chairman and Chief Financial Officer of Fleming Companies, Inc. (a distributor of food products, health and beauty items) from December 1987 to June 1989. Mr. Jones presently serves as director of Union Pacific Resources, and was a director of Fourth Financial Corporation until January 1996, of Fleming Companies, Inc. until December 1996, and of Prince Sports Group, Inc. until March 1997. Mr. Jones also served as Chairman of Rollerblade, Inc. from February 1996 to April 1997.

     Ann D. Jordan, age 63, has been a director of the Company since June 1997. Ms. Jordan is a consultant and a director of Johnson & Johnson, Automatic Data Processing, Inc., The Travelers Corporation, and Salant Corporation. Ms. Jordan also serves on the Board of Directors of the National Symphony Orchestra, Sloan Kettering Memorial Medical Center, Child Welfare League, Sasha Bruce Youthworks, University of Chicago, Spellman College, The John F. Kennedy Center for the Performing Arts and the SEC Consumer Affairs Advisory Commission. She was formerly a Field Work Associate Professor at the School of Social Service Administration of the University of Chicago and served as Director of the Department of Social Services for the University of Chicago Medical Center.

     Jerry W. Levin, age 53, has been Chairman and Chief Executive Officer of the Company since February 1997, a past Chairman of the Company from 1989 to 1991, and a director since 1989. Mr. Levin has been Chairman of the Board of Revlon and of Revlon Products since their respective formations in 1992 and Chairman of the Board of The Cosmetic Center, Inc. since April 1997. Mr. Levin served as Chief Executive Officer of Revlon and of Revlon Products from 1992 until January 1997, and President of Revlon and of Revlon Products from their respective formations in 1992 to November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. For 15 years prior to joining MacAndrews Holdings, he held various senior positions with The Pillsbury Company ("Pillsbury"). Mr. Levin is a director of the following corporations which file reports pursuant to the Exchange Act: The Cosmetic Center, Inc., Ecolab Inc., U.S. Bancorp Inc., Meridian, Revlon, Revlon Products, and REV Holdings.

     John A. Moran, age 65, has been a director of the Company since July 1996. Mr. Moran currently serves as Chairman of Rutherford-Moran Oil Corporation. From 1967, Mr. Moran was affiliated with Dyson-Kissner-

Moran Corporation, a private holding company, serving in various executive positions including Chairman of the Board, President and Chief Executive Officer, and Executive Vice President. He is a director of Bessemer Securities Corporation. He is a member and former Chairman of the National Advisory Council of the University of Utah, as well as a member of World Presidents Organization, the Chief Executives Organization and The Foreign Policy Association. He is a former director of the United Nations Association and trustee of the Brooklyn Museum.

     James D. Robinson, age 62, has been a director of the Company since June 1997. Mr. Robinson is Chairman and Chief Executive Officer of RRE Investors, LLC, a private venture investment firm, and Chairman of Violy, Byorum & Partners Holdings, LLC, a private firm specializing in financial advisory and investment banking activities in Latin America. He previously served as Chairman, and Chief Executive Officer of the American Express Company from 1977 to 1993. Mr. Robinson is a director of Bristol-Myers Squibb Company, Cambridge Technology Partners, Inc., The Coca-Cola Company, First Data Corporation and Union Pacific Corporation.

     Bruce Slovin, age 62, a director of the Company since February 1993, has been President of MacAndrews Holdings and various of its affiliates since 1980. Mr. Slovin is also a director of the following corporations which file reports pursuant to the Exchange Act: Cantel Industries, Inc., Coleman Worldwide, Continental Health Affiliates, Inc., Infu-Tech, Inc., Meridian, and M&F Worldwide Corporation.

     William H. Spoor, age 75, has been a director of the Company since May 1992. Mr. Spoor retired in September 1985 as Chairman and Chief Executive Officer of Pillsbury after 14 years in that position and 36 years with Pillsbury. He returned to Pillsbury as Chairman of the Executive Committee in September 1987, and resumed as Chairman, Chief Executive Officer and President of Pillsbury in March 1988, from which he retired in August 1988. Mr. Spoor now serves as Chairman Emeritus of Pillsbury, and is in the business of personal investments. He is a director of L & L Holdings and Inner City Tennis.

COMPENSATION OF DIRECTORS

     Directors who are not currently receiving compensation as employees of the Company or any of its affiliates are paid an annual $25,000 retainer fee and are reimbursed for reasonable out-of-pocket expenses incurred in connection with Company business. In addition, such directors receive a fee of $1,000 for each meeting of the Board of Directors or any committee meeting they attend.

EXECUTIVE OFFICERS OF COLEMAN

     The following table sets forth certain information as of March 3, 1998, concerning the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.


    NAME           AGE               POSITION
    ----           ---               --------
Jerry W. Levin      53   Chairman of the Board, and Chief Executive Officer
Mark Goldman        43   Executive Vice President (Chairman - Eastpak)
Patrick McEvoy      47   Executive Vice President
                           (President - Coleman Safety & Security Products)
Joseph P. Page      44   Executive Vice President and
                           Chief Financial Officer
David A. Ramon      42   Executive Vice President
                           (President - Outdoor Recreation Group)
Paul E. Shapiro     56   Executive Vice President and General Counsel
David K. Stearns    50   Executive Vice President
                           (President - Coleman Powermate)
James L. Rasmus     45   Senior Vice President - Human Resources
Karen Clark         37   Vice President - Finance


     The following sets forth the position with the Company and selected biographical information for the executive officers of the Company who are not directors.

     Mark Goldman has been Executive Vice President since April 1995 and President of Eastpak since 1978. He joined Eastpak in 1976.

     Patrick McEvoy has been Executive Vice President since March 1996 and President of Coleman Safety & Security Products, Inc. since January 1996. He joined Coleman in April 1994 as the Senior Vice President of Product Development and Operations for the Company's North American Recreation business unit. Prior to joining Coleman, he served as Vice President of Black & Decker Corporation from 1990 to 1994, and Vice President for the Chrysler Corporation from 1988 to 1990.

     Joseph P. Page joined the Company in August 1997 as Executive Vice President and Chief Financial Officer. Since December 1993, Mr. Page has served as Executive Vice President and Chief Financial Officer of Andrews Group Incorporated ("Andrews Group"). From December 1993 through January 1997, Mr. Page was Executive Vice President and Chief Financial Officer of New World Communications Group. Prior to his employment with Andrews Group, Mr. Page was a partner in the accounting firm of Price Waterhouse for more than five years.

     David A. Ramon has been Executive Vice President since May 1997. Prior to joining the Company, Mr. Ramon was a Director, President, and Chief Operating Officer for New World Television Incorporated from 1995 to 1997, and Executive Vice President and Chief Financial Officer for Gillett Holdings, Inc. from 1985 to 1994.

     Paul E. Shapiro has been Executive Vice President and General Counsel of the Company since July 1997. Mr. Shapiro has been an Executive Vice President of Andrews Group since 1994, and from January 1994 to June 1997, served as the Executive Vice President and General Counsel of Marvel. Prior to January 1994, Mr. Shapiro was a shareholder in the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental from 1991 to 1993, and is currently Of Counsel to that firm. Mr. Shapiro is a director of Toll Brothers, Inc. (On December 27, 1996, Marvel, of which Mr. Shapiro was an executive officer and director, and several of the subsidiaries of Marvel, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     David K. Stearns has been Executive Vice President since January 1995, and Senior Vice President - Marketing from October 1991 to January 1995. He joined the Company in 1976 and has served in various positions, including Vice President/General Manager - Import Division from 1985 to 1990.

     James L. Rasmus joined the Company in April 1997 as Senior Vice President - Human Resources. Prior to joining Coleman, Mr. Rasmus was the Executive Project Director, Shared Services for Tenneco. He has also held senior human resource positions with Case Corporation, United Technologies and Xerox Corporation.

     Karen Clark has been Vice President - Finance since July 1997. Prior to joining Coleman, Ms. Clark served as Corporate Controller for Precision Castparts Corp. from 1994 to 1997. She was also Manager - Corporate Planning for Tektronix from 1990 to 1994. Ms. Clark is a member of the Financial Executives Institute and the American Institute of Certified Public Accountants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

     Based solely on the Company's review of the reporting forms received by it, the Company believes that for 1997 all such filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     Coleman Worldwide is a holding company with no business operations of its own. The officers of Coleman Worldwide received no compensation for their services to Coleman Worldwide during 1997. The information regarding certain compensation awarded to the Chief Executive Officer, the next four most highly-compensation executive officers, and three former executive officers of Coleman, who served as executive officers of Coleman during 1997 is set forth below.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning annual, long term and other compensation of the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers.


                                                                                          Long Term Compensation
                                                                                    ----------------------------------
                                               Annual Compensation                   Awards             Payouts
                                           ---------------------------------------  ----------   ---------------------
                                                                                    Securities
                                                                      Other Annual  Underlying   LTIP       All Other
Name and Principal Position       Year          Salary        Bonus   Compensation    Options   Payouts   Compensation
---------------------------      -------      -----------   --------- ------------- ----------- -------  -------------
Jerry W. Levin (1)..........       1997       $ 300,000     $ 300,000    $  2,567     500,000   $    0    $        0
Chairman and Chief Executive
Officer

David A. Ramon (2)..........       1997         400,000       125,000       2,912     100,000        0             0
Executive Vice President

Mark Goldman (3)............       1997         250,000             0       6,300      40,000        0         4,230
Executive Vice President           1996         250,000             0           0           0        0         4,270
                                   1995         250,000             0           0      20,000        0         4,492

David K. Stearns (4)........       1997         240,000       134,844     105,930      20,000        0         6,212
Executive Vice President           1996         225,500             0      16,899      25,000        0         4,455
                                   1995         189,996       159,425     121,880      40,000        0         3,877

Patrick McEvoy (5)..........       1997         200,000             0      72,675           0        0         4,064
Executive Vice President           1996         200,000             0     190,114      15,000        0         3,717
                                   1995         190,000       159,290      38,305      20,000        0           794

Michael N. Hammes (6).......       1997         116,668             0      27,441           0        0     1,212,035
Former Chief Executive Officer     1996         625,000             0           0      80,000        0         3,270
                                   1995         600,000       891,103     163,950     100,000        0         3,117

Frederik van den Bergh (7)..       1997         250,000             0      22,769      10,000        0       641,409
Former Executive Vice President    1996         333,333       233,333     204,266     130,000        0         2,124

Steven Kaplan (8)...........       1997         186,666       180,666       1,713      10,000        0       175,686
Former Executive Vice President    1996         116,667        50,000      31,592     125,000        0           501

-------------------

(1) "Bonus" in 1997 includes $300,000 paid in January 1998 for 1997 performance. "Other Annual Compensation" in 1997 includes $2,567 for Company-paid parking expenses.

(2) "Bonus" in 1997 includes $125,000 paid in March 1998 for 1997 performance. "Other Annual Compensation" in 1997 includes Company-paid expense of $2,912 related to relocation.

(3) "Other Annual Compensation" in 1997 includes $6,300 for car allowance. "All Other Compensation" in 1997 includes $3,230 for the Company's 401(k) match and $1,000 for premiums paid for term life insurance.

(4) "Bonus" in 1997 includes $60,000 bonus paid for relocation during 1997, and $74,844 paid in March 1998 for 1997 performance. "Other Annual Compensation" includes (i) for 1997, $82,500 ordinary income realized upon the exercise/sale of certain stock options during 1997, $4,284 interest differential housing allowance, $8,700 car allowance, $5,455 relocation expenses and $4,991 tax gross-up thereon, (ii) for 1996, $10,155 for interest differential housing allowance, $3,844 for personal use of Company vehicle, $2,900 for car allowance, and (iii) for 1995, $113,561 for relocation costs. "All Other Compensation" includes (i) for 1997, $3,230 and $2,982, respectively, for the Company's 401(k) match and premiums paid for term life insurance, (ii) for 1996, $3,164 and $1,291, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and (iii) in 1995, $3,077 and $800, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(5) "Bonus" for 1995 includes $159,290 paid in February 1996 for 1995 performance. "Other Annual Compensation" includes (i) for 1997, $42,222 forgiveness of a loan, $21,753 interest differential housing allowance, $8,700 car allowance, (ii) for 1996, $141,376 reimbursement of capital loss due to relocation ($45,877 of which is a tax gross-up), $20,844 for other payments related to relocation ($3,510 of which is a tax gross-up), $19,194 interest differential housing allowance, $8,700 car allowance, and (ii) for 1995, $25,513 (which includes $4,402 tax gross-up) related to the forgiveness of a loan, $8,700 car allowance, and $4,092 related to various gifts ($1,410 of which is a tax gross-up on the gifts). "All Other Compensation" includes (i) for 1997, $3,230 and $834, respectively, for the Company's 401(k) match and premiums paid for term life insurance, (ii) for 1995, $3,183 and $534, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and (iii) for 1995, $0 and $794, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(6) Mr. Hammes ceased to be an employee of the Company in February 1997. "Bonus" includes $591,103 paid in February 1996 for 1995 performance pursuant to a predecessor incentive plan and a $300,000 special bonus paid in 1995 pursuant to Mr. Hammes' employment agreement. "Other Annual Compensation" includes (i) for 1997, $13,663 for personal use of a Company vehicle, $10,853 for relocation costs ($4,912 of which is a tax gross-up), and $2,925 interest differential housing allowance, and (ii) for 1995, $137,703 for relocation costs. "All Other Compensation" includes (i) for 1997, $2,380 and $0, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and $1,209,655 for termination of employment payments including but not limited to severance payments, lump sum payments, and the value of benefits received pursuant to a severance agreement entered into with Mr. Hammes as of February 28, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), (ii) for 1996, $3,230 and $40, respectively, for the Company's 401(k) match and premiums paid for term life insurance and (iii) for 1995, $3,077 and $40, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(7) Mr. van den Bergh ceased to be an employee of the Company in June 1997. "Bonus" for 1996 includes $233,333 guaranteed incentive payment made in 1996 pursuant to Mr. van den Bergh's employment agreement. "Other Annual Compensation" includes (i) for 1997, $9,630 for Company vehicle expenses, $5,493 for tax preparation expenses, $6,822 for housing allowance, and $824 for representation allowance, and (ii) for 1996, includes a $153,100 payment made to Mr. van den Bergh to compensation him for the loss of stock option price appreciation upon leaving his former employer. "All Other Compensation" includes (i) for 1997, $641,409 for termination of employment payments including, but not limited to, severance payments, lump sum payments, and the value of benefits received pursuant to a severance agreement entered into with Mr. van den Bergh as of June 30, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), and
     (ii) for 1996, $2,124 for premiums paid for term life insurance.

(8) Mr. Kaplan ceased to be an employee of the Company in August 1997. "Bonus" includes (i) for 1997, $130,666 guaranteed incentive and $50,000 (final installment) signing bonus payments made in 1997 pursuant to Mr. Kaplan's employment agreement and (ii) for 1996, $50,000 payments made during 1996 for first installment of signing bonus pursuant to Mr. Kaplan's employment agreement. "Other Annual Compensation" includes (i) for 1997, $1,416 for the personal use of a Company car, and $297 for relocation costs , and (ii) for 1996, $31,592 for relocation costs ($14,103 of which is a tax gross-up). "All Other Compensation" includes (i) for 1997, $174,812 for payments including, but not limited to, severance payments, lump sum payments and value of benefits received pursuant to a termination agreement entered into with Mr. Kaplan as of August 31, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), and $874 for premiums paid for term life insurance, and (ii) for 1996, $501 for premiums paid for term life insurance.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options during 1997 to the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers. Pursuant to the Company Merger Agreement, each outstanding option to acquire the Company's common stock, which is not currently exercisable, will vest and become exercisable at the effective time of the CLN Holdings Merger and, to the extent not exercised prior to the effective time of the Company Merger, will be converted into the right to receive cash in an amount equal to the excess, if any, of $27.50 over the per share exercise price of such option.


                                            % of
                                            Total
                                           Options
                                          Granted to
                                           Employees                   Expiration        Grant Date
                              Options      in Fiscal     Exercise         Date             Present
    Name                      Granted        Year         Price        of Options         Value (7)
-------------               ----------   -------------  ----------   --------------    ---------------
Jerry W. Levin (1)..........  200,000          9.27%     $ 12.250       02/11/07           $ 1,257,120
                              300,000         13.91%       14.000       04/15/07             2,150,835

David A. Ramon (2)..........   62,500          2.89%       12.250       02/11/07               392,850
                               37,500          1.73%       16.875       05/13/07               334,558

Mark Goldman (3)............   20,000           .92%       15.000       02/12/07               100,422
                               20,000           .92%       16.125       12/17/07               160,930

David K. Stearns (4)........   20,000           .92%       16.125       12/17/07               158,532

Patrick McEvoy..............     --              --          --            --                     --

Michael N. Hammes...........     --              --          --            --                     --

Frederik van den Bergh (5)..   10,000           .46%       14.000        4/15/07                67,527

Steven F. Kaplan (6)........   10,000           .46%       14.000        4/15/07                67,527


(1) Mr. Levin's options were granted on February 11, 1997 and April 15, 1997, respectively. The February 11, 1997 and 200,000 of the April 15, 1997 options were granted pursuant to the 1996 Stock Option Plan. The remainder of the April 15, 1997 option was granted pursuant to the 1993 Stock Option Plan. The options are exercisable in installments of 50%. The earlier option vested on April 15, 1997 and December 31, 1997. The later option vested on April 15, 1997 and is scheduled to vest again on April 15, 1998.

(2) Mr. Ramon's options were granted on February 11, 1997 and May 13, 1997, respectively. The February 11, 1997 and May 13, 1997 options were granted pursuant to the 1996 Stock Option Plan. The options are exercisable in installments of 50%. The earlier option vested on April 15, 1997 and December 31, 1997. The later option vested on May 13, 1997 and December 31, 1997.

(3) Mr. Goldman's options were granted on February 12, 1997 and December 17, 1997, respectively. The February 12, 1997 option was granted pursuant to the 1996 Stock Option Plan and the December 17, 1997 option was granted pursuant to the 1993 Stock Option Plan. The February 12, 1997 option is exercisable in installments of 33%, 33% and 34%. This option is scheduled to vest on February 12, 2000, February 12, 2001, and February 12, 2002, respectively. The December 17, 1997 option is exercisable in installments of 50%. This option is scheduled to vest on June 17, 1998 and December 17, 1998.

(4) Mr. Stearns' options were granted on December 17, 1997 pursuant to the 1996 Stock Option Plan. The option becomes exercisable in installments of 25%. The option is scheduled to vest on December 17, 1998, December 17, 1999, December 17, 2000, and December 17, 2001, respectively.

(5) Mr. van den Bergh's options were granted on April 15, 1997 pursuant to the 1996 Stock Option Plan. Pursuant to an agreement entered into with Mr. van den Bergh as of June 30, 1997, Mr. van den Berg's options expired unexercised.

(6) Mr. Kaplan's options were granted on April 15, 1997 pursuant to the 1996 Stock Option Plan. Pursuant to an agreement entered into with Mr. Kaplan as of August 31, 1997, Mr. Kaplan's options expired unexercised.

(7) The grant date present values were estimated using the Black-Scholes option pricing model and the following weighted-average assumptions; risk-free interest rates from 5.84% to 6.89%, dividend yield of 0%, volatility of the expected market price of the Company's common stock from 27.25% to 35.43%, and a weighted-average expected life of the options from 4.5 to 8.5 years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth aggregated option exercises in the last fiscal year and fiscal year-end option values for the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers.

                                                                         Value of
                                                      Number of        Unexercised
                                                     Unexercised       In-the-Money
                            Shares                     Options at       Options at
                           Acquired                    FY-End            FY-End (1)
                             on         Value         Exercisable/      Exercisable/
      Name                 Exercise    Realized     Unexercisable       Unexercisable
   ---------               --------    --------     --------------    ----------------
Jerry W. Levin..........          0          $0         350,000/         $ 1,071,875/
                                                        150,000              309,375

David A. Ramon..........          0           0         100,000/             238,281/
                                                              0                    0

Mark Goldman............          0           0               0/                   0/
                                  0           0          60,000               21,250

David K. Stearns........     15,000      82,500          28,720/              41,790/
                                                        110,280               46,253

Patrick McEvoy..........          0           0          21,900/              35,989/
                                                         63,100               39,923

Michael N. Hammes.......          0           0               0/                   0/
                                                        580,000 (2)                0

Frederik van den Bergh..          0           0               0/                   0/
                                                        130,000 (3)                0

Steven F. Kaplan........          0           0               0/                   0/
                                                        135,000 (4)                0


(1) Market closing price of $16.0625 per share on December 31, 1997 was used in computing year-end values.

(2) Mr. Hammes' right to exercise the options expired on May 29, 1997, pursuant to the agreement entered into with Mr. Hammes on February 28, 1997. The options expired by their terms unexercised on May 29, 1997.

(3) Mr. van den Bergh was paid in lieu of the vested options that were in-the-money on August 27, 1997, pursuant to the agreement entered into with Mr. van den Bergh as of June 30, 1997. The options were allowed to expire by their terms unexercised on September 30, 1997.

(4) Mr. Kaplan's right to exercise the options expired on November 30, 1997, pursuant to the agreement entered into with Mr. Kaplan as of August 31, 1997. The options expired by their terms unexercised on November 30, 1997.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

          The Company has an employment agreement with Mr. Levin effective for the term October 1, 1997 through December 31, 2000. Pursuant to the Company Merger Agreement, the Company will not have any responsibility for the Company's obligations under Mr. Levin's employment agreement following consummation of the CLN Holdings Merger, except for payment of the transaction bonus described below. The employment agreement provides for a base salary of $1,000,000 per annum, and participation in The Coleman Company, Inc. Executive

Annual Incentive Plan (the "Incentive Plan") with a 100% target bonus opportunity. The employment agreement with Mr. Levin also provides for, among other things, participation in the Company's other benefit plans, certain pension benefits and payments upon death, disability, termination without cause and change of control of the Company. Upon a termination of employment without cause, Mr. Levin would be entitled, among other things, to receive payments equal to base salary for the balance of the term of the agreement (but in any event not less than one year). Upon a change of control Mr. Levin would be entitled to a lump sum payment equal to base salary and target bonus payable for the remainder of the term. In addition, Mr. Levin's employment agreement provides for a gross-up for certain excise taxes resulting from payments and benefits under the employment agreement. Pursuant to the employment agreement, Mr. Levin is entitled to a transaction bonus equal to 1.5% of the enterprise value of certain divestitures, up to a maximum aggregate amount of $1.5 million. The consummation of the sale of CSS would result in a transaction bonus payable to Mr. Levin of $1.5 million.

          The Company has an employment agreement with Mr. Shapiro effective for the term July 1, 1997 through June 30, 2000. Pursuant to the Company Merger Agreement, the Company will not have any responsibility for the Company's obligations under Mr. Shapiro's employment agreement following consummation of the CLN Holdings Merger. The employment agreement provides for a base salary of $350,000 per annum, and participation in the Incentive Plan with a 70% target bonus opportunity. The employment agreement with Mr. Shapiro also provides for, among other things, participation in the Company's other benefit plans and payments upon death, disability, termination without cause and change of control of the Company. Upon termination of employment without cause, Mr. Shapiro would be entitled, among other things, to receive payments equal to base salary for the balance of the term of the agreement (but in any event not less than one year). Upon a change of control, Mr. Shapiro would be entitled to a lump sum payment equal to base salary and target bonus payable for the remainder of the term. In addition, Mr. Shapiro's employment agreement provides for a gross-up for certain excise taxes resulting from payments and benefits under the employment agreement.

          The Company has an employment agreement with Mr. McEvoy effective for the term January 1, 1996 through December 31, 1998. Pursuant to the employment agreement, Mr. McEvoy is paid a base salary of $200,000 per annum, and is entitled to participate in the Incentive Plan with a 70% target bonus opportunity. The employment agreement with Mr. McEvoy also provides for, among other things, participation in the Company's other benefit plans and payments upon death, disability, termination without cause, and subject to certain conditions, change of control of the Company. Upon a termination of employment without cause, or termination of employment upon a change of control, Mr. McEvoy would be entitled, for two years, among other things, to receive payments equal to base salary and target bonus and to participate in the Company's medical plans. In addition, Mr. McEvoy's employment agreement provides for a gross-up of certain excise taxes resulting from payments and benefits under the employment agreement. In addition, in connection with the sale of CSS, the Company and Mr. McEvoy entered into a retention agreement. Pursuant to such retention agreement, Mr. McEvoy will receive, among other things, a special bonus for one year in an amount equal to Mr. McEvoy's base salary, provided that if Mr. McEvoy becomes entitled to severance payments under his employment contracts as a result of a termination of employment within three months of a sale of CSS, the severance payments to Mr. McEvoy under his employment agreement will be reduced by the payments of the special bonus.

          Mr. Goldman had two employment agreements with the Company which became effective November 1, 1994 and terminated December 31, 1997. Under the agreements, which had identical material terms, Mr. Goldman's base salary was $250,000 per year, and Mr. Goldman was eligible for a discretionary incentive payment each year.

          Mr. Hammes had an employment agreement with the Company effective January 1, 1996, which provided for, among other things, a base salary of $700,000 per annum. Mr. Hammes' employment was terminated February 28, 1997. Effective such date, Mr. Hammes' entered into a severance agreement with the Company having a severance period of two years. Pursuant to the severance agreement, Mr. Hammes is entitled to, among other things, severance payments during the severance period at the rate of $700,000 per annum, and continued participation in the Company's medical plans during the severance period, and is entitled to certain pension payments beginning March 1, 1999. In addition, pursuant to the severance agreement, Mr. Hammes was paid a lump sum payment during 1997 of $450,000 and is entitled to another $450,000 lump sum payment at the end of the severance period.

          Mr. van den Bergh had an employment agreement with the Company effective as of May 1, 1996, which provided for, among other things, a base salary of $500,000 per annum. Mr. van den Bergh's employment was terminated effective June 30, 1997. Effective such date, Mr. van den Bergh entered into a severance agreement with the Company having a severance period of one year. Pursuant to the severance agreement, Mr. van den Bergh was paid two lump sum payments during 1997 totaling $550,000 and is entitled to, among other things, continued participation in the Company's medical plans during the severance period.

          Mr. Kaplan had an employment agreement with the Company effective as of August 1, 1996, which provided for, among other things, a base salary of $280,000 per annum. Mr. Kaplan's employment was terminated effective August 31, 1997. Effective such date Mr. Kaplan entered into a severance agreement with the Company, having a severance period or two years. Pursuant to the severance agreement, Mr. Kaplan is entitled to, among other things, severance payments during the severance period at the rate of $426,000 per annum, and continued participation in the Company's medical plans during the severance period.

PENSION PLANS

          RETIREMENT PLAN. The Company participates in the New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Salaried Pension Plan") which replaced a prior plan that was terminated on June 30, 1989. Participants in the Salaried Pension Plan include participants under the prior plan and certain salaried exempt employees who are at least 21 years old and have completed at least one year of service with the Company.

          Benefits to participants vest fully after five years of Vesting Service (as defined in the Salaried Pension Plan) and such benefits are determined primarily by a formula based on the average of the five consecutive years of greatest compensation earned during the last ten years of the participant's service to the Company, and the number of years of service attained by the individual participant. Such compensation is composed primarily of regular base salary and contributions to qualified deferred compensation plans and does not include amounts paid pursuant to the Company's annual cash incentive compensation plans. Participants make no contributions to the Salaried Pension Plan.

          EXCESS BENEFIT PLAN. The Company participates in the New Coleman Holdings Inc. Excess Benefit Plan (the "Excess Benefit Plan") for designated employees who are participants in the Salaried Pension Plan and whose retirement income from the Salaried Pension Plan in the form of payment to be made under the Salaried Pension Plan exceeds the maximum permissible under the Employee Retirement Income Security Act, as amended, and certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Excess Benefit Plan supplements the Salaried Pension Plan by providing additional retirement benefits to its participants in excess of the maximum amount permitted under the Salaried Pension Plan, which benefits generally are payable in conjunction with payments made under the Salaried Pension Plan. Benefits payable under the Excess Benefit Plan have been included in the estimated annual benefits payable listed on the table following discussion of the Consolidated Supplemental Retirement Plan. The Excess Benefit Plan was amended and restated effective January 1, 1995 to add a provision allowing annual cash incentive compensation plan payments to designated participants to be included as compensation in the formula used to determine benefits under the Excess Benefit Plan. Thirteen executives participated in this feature of the Excess Benefit Plan during 1997.

          CONSOLIDATED SUPPLEMENTAL RETIREMENT PLAN. In addition to the obligation of the Company under the Salaried Pension Plan and the Excess Benefit Plan, the Company had committed to provide other supplemental retirement benefits solely for Mr. Hammes, including credit for additional years of service and certain other
                                      34
formula changes. Pursuant to an agreement entered into with Mr. Hammes in February 1997, discussed above, Mr. Hammes is no longer a participant in the Consolidated Supplemental Retirement Plan.

          The following table shows estimated annual benefits payable under the Salaried Pension Plan and the Excess Benefit Plan, and reflects the straight life benefit form of payment for employees, assumes normal retirement at age 65, and reflects deductions for Social Security and other offset amounts:



                                             Estimated Annual Pension
                        --------------------------------------------------------------
    Final Average            10 Years       20 Years         30 Years      35 Years
      Earnings              of Service     of Service       of Service    of Service
------------------      ----------------  --------------  -------------  -------------
$  100,000                $     15,896       $   31,792     $   47,688    $    55,636
   200,000                      35,896           71,792        107,688        125,636
   300,000                      55,896          111,792        167,688        195,636
   400,000                      75,896          151,792        227,688        265,636
   500,000                      95,896          191,792        287,688        335,636
   600,000                     115,896          231,792        347,688        405,636
   700,000                     135,896          271,792        407,688        475,636
   800,000                     155,896          311,792        467,688        545,636
   900,000                     175,896          351,792        527,688        615,636
 1,000,000                     195,896          391,792        587,688        685,636
 1,100,000                     215,896          431,792        647,688        755,636
 1,200,000                     235,896          471,792        707,688        825,636
 1,300,000                     255,896          511,792        767,688        895,636
 1,400,000                     275,896          551,792        827,688        965,636
 1,500,000                     295,896          591,792        887,688      1,035,636
 1,600,000                     315,896          631,792        947,688      1,105,636
 1,700,000                     335,896          671,792      1,007,688      1,175,636
 1,800,000                     355,896          711,792      1,067,688      1,245,636


          Benefits under the Salaried Pension Plan are payable upon normal retirement at age 65, and at age 55 following vested termination, disability, and death. A participant may elect to commence early benefit payments at any time after the participant's 55th birthday or may retire with 30 years of Vesting Service at amounts reduced from those payable upon normal retirement age. As of December 31, 1997, credited years of service for each of the individuals listed on the Summary Compensation Table are as follows: Mr. Levin,
8.7 years; Mr. Ramon, 4.6 years; Mr. Goldman, 4 years; Mr. Stearns, 21.2 years; Mr. McEvoy, 3.8 years; Mr. Hammes, 3.4 years; Mr. van den Bergh, zero years; and
Mr. Kaplan, 1.1 years.   In accordance with Mr. Hammes' termination of
employment agreement (see Employment Agreements and Termination of Employment Arrangements), discussed above, Mr. Hammes will be entitled to receive a pension of $15,110 per month commencing March 1, 1999.

          Pursuant to the Company Merger Agreement, from and after the effective time of the CLN Holdings Merger, Sunbeam has agreed to allow Company employees to participate in Sunbeam benefit plans on substantially the same basis as similarly situated Sunbeam employees, and has also agreed to cause the Company to continue its employee benefit plans for a period of at least six (6) months following such date. Sunbeam has also agreed to give Company employees full credit for purposes of eligibility and vesting of benefits and benefit accrual for service with the Company and its affiliates prior to the effective time of the CLN Holdings Merger provided, however, that no such crediting of service results in duplication of benefits.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

          The Compensation Committee is comprised entirely of directors who are not officers or employees of the Company. The Compensation Committee is composed of Messrs. Robinson (Chairman), Drapkin and Slovin, and Ms. Jordan. The Compensation Committee is responsible for:

          - Reviewing and approving the salary and annual incentive compensation of the Company's executive officers;

          - Reviewing, approving or modifying performance standards against which annual incentive compensation awards will be made for executive officers;

          - Reviewing, approving or modifying annual incentive compensation awards for executive officers;

          - Reviewing, approving or modifying stock option awards for all employees, including executive officers;

          - Reviewing, approving or modifying supplemental benefit or compensation plans which are available to designated executives;

          - Reviewing and recommending to the Board of Directors changes to current executive officer benefit plans or the adoption of new executive compensation programs requiring shareholder approval; and

          - Reviewing and acting as appropriate on any other issues relating to executive compensation and brought to the Compensation Committee by the Chairman for its consideration.

          COMPENSATION PHILOSOPHY

               In 1994, the compensation philosophy for the Company was developed and adapted. The philosophy includes the following principles:

          - Support the achievement of the Company's desired financial performance and return to shareholders;

          - Provide compensation that will attract and retain the required high level talent; and

          - Align executives officers' interest with the Company's success by linking both annual incentive compensation and long-term incentive compensation, in the form of stock option and/or stock appreciation rights awards, with the Company's success in achieving performance goals.

               The executive compensation philosophy for the Company, as approved and adopted by the Compensation Committee, provides for an overall level of potential compensation opportunity that, if aggressive financial goals are achieved and superior shareholder returns are realized, will be at a 75th percentile level of competitiveness with consumer products companies of comparable size. To determine pay level opportunities, the Compensation Committee consulted with outside consultants and with the Company's officers responsible for human resources.

               The Compensation Committee intends, over time, to set salaries in a manner consistent with the foregoing. Annual incentive and stock option opportunities are intended to be set above predicted competitive norms. Actual individual compensation levels may be greater or lesser than median competitive levels, based upon annual and long-term Company performance. The Compensation Committee, at its discretion, sets executive compensation at levels which it judges are justified by external, internal and other circumstances.

          COMPLIANCE WITH FEDERAL TAX LEGISLATION

               The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Code, which generally precludes the Company and other public companies from taking a tax deduction for compensation over $l million which is not "performance-based" and is paid, or otherwise taxable, to executives named in the Summary Compensation Table and employed by the Company at the end of the applicable tax year. The Company attempts to preserve as much deduction as possible without undercutting the compensation objectives set forth above. Each director on the Compensation Committee is an "outside director" within the meaning of Section 162(m) of the Code.

          BASE COMPENSATION

               During 1997, the base compensation of each executive officer was reviewed and compared to median levels of competitiveness for similarly sized consumer products companies. The Company has adopted the practice of base compensation increases for executive officers based on an annual review of the executive performance and to adjust compensation and to keep it approximately to the standard described above.

          ANNUAL CASH INCENTIVE COMPENSATION

               The Chief Executive Officer was paid a bonus based on the targets in the Incentive Plan, even though a certain condition to payment of the target bonus was not satisfied. The other named executive officers who were employed by Coleman at the end of the year were also paid a bonus based on the same criteria. During 1997, no bonus was paid to the former Chief Executive Officer. The bonuses were paid to recognize the substantial progress made in the restructuring of Coleman.

          LONG TERM INCENTIVES

               In 1997, the Compensation Committee approved option grants to the Chief Executive Officer of 200,000 shares on February 11, 1997, at an exercise price of $12.25 and 300,000 shares on April 14, 1997 at an exercise price of $14.00. It also approved grants totaling in the aggregate 160,000 shares to the other named executive officers employed by the Company at the end of 1997. The Compensation Committee believes that these grants, which were primarily made in the first half of 1997, provide an appropriate link between the interest of executives with those of the Company's shareholders.

          OTHER BENEFITS

               The Company provides medical and retirement benefits to executive officers that are generally available to Company salaried employees, including participation in medical and dental benefit plans, a qualified 401(k) employee savings plan and a qualified defined benefit retirement plan. In addition, the Company provides certain officers and key management employees a nonqualified benefit equalization plan which is designed to make up for benefits that would otherwise to lost due to various tax limitations. The Company's benefit plans are intended to provide a median level of benefits when compared to similarly sized consumer products companies. The Company also provides certain executive officers with certain executive prerequisites which may be deemed to be a personal benefit or constitute compensation to such executive officers, including (for example) car allowances and reimbursements, and club membership dues.

               The Compensation Committee believes the executive compensation philosophy and programs are appropriate and serve the interest of the shareholders and the Company.

                                             Compensation Committee:
                                             James D. Robinson, Chairman
                                             Donald G. Drapkin
                                             Ann D. Jordan
                                             Bruce Slovin

CUMULATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH

          The graph set forth below presents a comparison of cumulative shareholder return for the Company's common stock for the five-year period December 31, 1992 through December 31, 1997, on an indexed basis, as compared with the S&P Midcap 400 stock index and a selected peer group of companies.

          The group of companies selected for the peer group represents a portfolio of companies which share certain characteristics considered relevant to the earnings performance and related cumulative shareholder return for the Company's common stock. Selection of the peer group for the performance line was impacted by the fact that many of the Company's direct competitors are privately held or are subsidiaries of much larger public companies. Selection criteria applied in formulating the group of 12 companies, each of whose stock is publicly traded, required each company to share one or more of the following characteristics representative of the Company: (a) competitors with the Company in one or more of its product lines; (b) companies which serve mass merchandisers and their customers; (c) companies offering strong brand name consumer products; and (d) companies serving recreational products consumers.

          The 12 companies selected as the peer group are as follows: Johnson Worldwide Associates, Inc.; Anthony Industries, Inc.; Huffy Corporation; Kellwood Company (parent of American Recreation Products, Inc.); Russell Corporation; Snap-on Tools Corporation; Sunbeam; Brunswick Corporation; V.F. Corporation (parent of JanSport, Inc.); Newell Co.; Rubbermaid Incorporated; and Cooper Industries, Inc.



                                [GRAPHIC]


                    12/31/92   12/31/93    12/31/94    12/31/95   12/31/96   12/31/97
                    -----------------------------------------------------------------
Coleman               $100        $98        $123       $123        $96        $113
S&P MidCap 400        $100       $114        $110       $143       $171        $226
Peer Group            $100       $107        $100       $106       $124        $160

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Coleman Worldwide has 1,000 shares of common stock, par value $1.00 per share, issued and outstanding. Ronald O. Perelman, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 100% of the outstanding shares of common stock of Coleman Worldwide. Sunbeam may be deemed to be the beneficial owner of 1,000 shares of Coleman Worldwide's common stock by reason of its execution of the CLN Holdings Merger Agreement. No other director, executive officer or person beneficially owns any shares of common stock of Coleman Worldwide.

     The following table sets forth information concerning beneficial ownership, as of the close of business on March 3, 1998, of the Company's common stock by its 5% beneficial owners, its directors, Chief Executive Officer and the next four most highly-compensated executives, and of directors and executive officers as a group.


 Name of                                            Amount and Nature of
 Beneficial Owner                                    Beneficial Ownership            Percent of Class
-----------------                                   ---------------------            ----------------
Ronald O. Perelman.............................          44,067,520 (1)                      82%
      35 E. 62nd Street
      New York, New York 10021
Sunbeam Corporation............................          44,067,520 (2)                      82%
      1615 South Congress Avenue, Suite  200
      Delray Beach, Florida 33445
Donald G. Drapkin..............................              30,000 (3)                       *
Frank Gifford..................................                   0                           *
Lawrence M. Jones..............................              40,512                           *
Ann Jordan.....................................                   0                           *
Jerry W. Levin.................................             373,000 (4)                       *
John A. Moran..................................              10,000                           *
James D. Robinson III..........................                   0                           *
Bruce Slovin...................................              52,600 (5)                       *
William H. Spoor...............................               6,000 (6)                       *
David A. Ramon.................................             100,000 (7)                       *
Mark Goldman...................................                   0                           *
David K. Stearns...............................              25,342 (8)                       *
Patrick McEvoy.................................                   0                           *
Michael N. Hammes..............................                   0 (9)                       *
Steven Kaplan..................................                   0 (9)                       *
Frederik van den Bergh.........................              11,000 (9)                       *
All Directors and Executive....................          44,768,474(10)                      83%
      Officers as a Group
      (21 persons)

* Less than 1%

----------------

(1) Substantially all of the shares owned are pledged to secure obligations of Coleman Worldwide and CLN Holdings and shares of intermediate holding companies are or from time to time may be pledged to secure obligations of MacAndrews & Forbes Holdings, Inc. or its affiliates.

(2) The Statement on Schedule 13D filed by Sunbeam on March 9, 1998 indicates that Sunbeam may be deemed to be the beneficial owner of 44,067,520 shares by reason of its execution of the CLN Holdings Merger Agreement.

(3) Includes 10,000 shares owned by trusts for the benefit of Mr. Drapkin's children and as to which beneficial ownership is disclaimed.

(4) Includes 2,000 shares owned by trusts for the benefit of Mr. Levin's children and as to which beneficial ownership is disclaimed. Includes 350,000 shares which may be acquired within 60 days pursuant to stock options.

(5) Includes 46,300 shares held in trust for family members and as to which beneficial ownership is disclaimed.

(6) Includes 4,000 shares held in trust for the benefit of Mr. Spoor pursuant to the IDS Bank & Trust, Trustee, The Pillsbury Company 401(k) Savings Plan.

(7) Includes 100,000 shares which may be acquired within 60 days pursuant to stock options.

(8) Includes 520 shares held by Mr. Stearns' spouse and as to which beneficial ownership is disclaimed. Includes 20,720 shares which may be acquired within 60 days pursuant to stock options.

(9) No current information is available as to share ownership. Reflects information in the Company's records as of the date of termination of employment.

(10) Includes an additional 52,500 shares which may be acquired within 60 days by directors and executive officers as a group pursuant to stock options. Excludes 1,002,380 shares which may be acquired by directors and executive officers pursuant to stock options which will vest and become exercisable upon consummation of the CLN Holdings Merger.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MACANDREWS & FORBES

          Ronald O. Perelman, through MacAndrews & Forbes, beneficially owns indirectly 82% of Coleman's common stock. Due to its stock ownership, MacAndrews & Forbes controls Coleman and is able to elect the entire board of directors. On February 27, 1998, the CLN Holdings Merger Agreement and the Company Merger Agreement were executed as described in further detail above. As a result of the CLN Holdings Merger, CLN Holdings will become a wholly-owned subsidiary of Sunbeam and Sunbeam will become the indirect owner of approximately 82% of the outstanding Coleman common stock. Additionally, upon consummation of the CLN Holdings Merger, all of the current members of Coleman's board of directors will resign from their positions as directors, and five individuals designated by Sunbeam will become directors of the Company.

TAX SHARING AGREEMENTS

          Coleman Worldwide and the Company are, for federal income tax purposes, included in the consolidated group of which Mafco is the common parent, and the federal taxable income and loss of Coleman Worldwide and the Company will be included in the consolidated federal income tax return filed by Mafco. Coleman Worldwide and the Company also may be included in certain state and local tax returns of Mafco or its subsidiaries. In connection with the offering of the LYONs, Coleman Worldwide and Mafco entered into a tax sharing agreement (the "Worldwide Tax Sharing Agreement"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes that Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries (including any amounts determined to be due as a result of a redetermination of the tax liability of the Mafco consolidated group ensuing from an audit or otherwise). At any time the LYONs are outstanding, the amounts Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the Company Tax Sharing Agreement (as defined below), will instead be advanced by Coleman Worldwide to Mafco as long as the aggregate amount of such advances at any time does not exceed the Issue Price plus accrued Original Issue Discount on the LYONs.
 Such advances will be evidenced by noninterest bearing unsecured demand promissory notes from Mafco. Upon the redemption of the LYONs, such demand notes will be cancelled. In addition, the Company, Coleman Worldwide and Mafco entered into a Tax Sharing Agreement with the Company (the "Company Tax Sharing Agreement") pursuant to which the Company is required to pay to Coleman Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries (including any amounts determined to be due as a result of a redetermination of the tax liability of the Mafco consolidated group ensuing from an audit or otherwise). Under federal tax law, Coleman Worldwide and the Company will be subject to several liability with respect to the consolidated federal income tax liabilities of the affiliated group of which Mafco is the common parent for any taxable period during which Coleman Worldwide or the Company or a subsidiary of any of them is a member of such group. Mafco has agreed, however, to indemnify Coleman Worldwide and the Company for any such federal income tax liability (and certain state and local tax liabilities) of Mafco or any of its subsidiaries that Coleman Worldwide or the Company or any of their subsidiaries are actually required to pay. Because the tax sharing payments to be made under the respective tax sharing agreements will be determined by the amount of taxes that the Company or Coleman Worldwide, as the case may be, would otherwise have to pay if it were to file federal, state or local income tax returns, including only itself and, in the case of Coleman Worldwide and the Company, its domestic subsidiaries, the tax sharing agreements will not increase the taxes payable by the Company or Coleman Worldwide . Mafco may benefit, however, to the extent that Mafco can offset the taxable income generated by Coleman Worldwide and the Company against losses and tax credits generated by Mafco and its other subsidiaries. Following the consummation of the CLN Holdings Merger, Coleman will no longer be included in the Mafco consolidated tax group. The Tax Sharing Agreements will be terminated on the date of the CLN Holdings Merger. The CLN Holdings Merger Agreement provides for certain tax indemnities and tax sharing payments with respect to Mafco, Coleman and their respective affiliates.

CROSS-INDEMNIFICATION AGREEMENT

          Coleman and Holdings are parties to a cross-indemnification agreement (the "Cross-Indemnification Agreement"), pursuant to which Coleman has agreed to indemnify Holdings against all liabilities related to the outdoor products business transferred to Coleman by Holdings, and Holdings has agreed to indemnify Coleman and its immediate corporate parent against all liabilities of Holdings other than liabilities related to the outdoor products business transferred by Holdings to Coleman. The liabilities that Coleman will indemnify Holdings against include (i) asserted and potential product liability claims arising out of products manufactured or sold by the outdoor products business, and (ii) asserted and potential environmental claims and liabilities related to facilities currently or formerly owned or used by the outdoor products business.

INSURANCE PROGRAMS

          Coleman is insured under policies maintained by MacAndrews & Forbes or its affiliates, including health and life insurance, workers compensation, and liability insurance. The Company's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. For 1997, such expense, including the Company's allocable share of premiums for such insurance, was approximately $13.3 million. Management believes that the terms for such insurance are at least as favorable as terms that could be obtained by the Company were it separately insured.

SERVICES PROVIDED BY OTHER AFFILIATES

          From time to time, Coleman purchases from affiliates, at negotiated rates, specialized accounting and other services. Coleman also provides, at negotiated rates, specialized accounting services and other services to an affiliate. The net expense for such services was approximately $394,000 during 1997. Coleman believes that the terms of such arrangements are at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties. In addition, certain employees of the Company have been paid by MacAndrews & Forbes or other affiliates of the Company, and the Company reimburses such affiliates for the compensation expense for such employees.

PURCHASE OF INACTIVE SUBSIDIARIES

          During the first quarter of 1997, Coleman purchased an inactive subsidiary from an affiliate for approximately $1.0 million, plus a portion of certain tax benefits to the extent such benefits are realized by Coleman.
During the fourth quarter of 1997, Coleman purchased an inactive subsidiary from an affiliate for which the Company agreed to pay 50% of the tax benefits realized by Coleman when and if such benefits are realized. Coleman expects to realize certain tax benefits from the tax losses of such subsidiaries.

OFFICE LEASE

          Coleman subleases office space in New York City from an affiliate. The rent paid by Coleman represents the allocable portion, based on the space leased, of the rent paid by the affiliate to its third party landlord. The expense for such rent during 1997 was approximately $158,000. Coleman believes that the terms of the sublease are at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties.

PENSION PLANS

          Holdings maintains pension and other retirement plans in various forms covering employees of Coleman who meet eligibility requirements. Holdings also has an unfunded excess benefit plan covering certain of Coleman's U.S. employees whose benefits under the plans described above are limited by provisions of the Code. Coleman pays to Holdings it allocable costs of maintaining such plans for Coleman's employees. As part of the consummation of the CLN Holdings Merger, such pension and other benefits plans will be assigned and assumed by Coleman.

OTHER ARRANGEMENTS

          At the beginning of 1995, Mr. McEvoy, an Executive Vice President of Coleman, had a noninterest-bearing loan from Coleman in the amount of $63,333. At the end of 1997, the principal balance of the loan was $0.

          During 1997, Coleman purchased licensing services from an affiliate, for which it paid approximately $650,000.

          During 1997, Coleman sold products to an affiliate, for which it received approximately $900,000.

          During 1997, Coleman used an airplane owned by a corporation of which a director of Coleman is a stockholder, for which Coleman paid approximately $158,000.

          During 1997, a subsidiary of Coleman paid approximately $254,000 for warehouse space leased from a real estate partnership in which Mr. Goldman, an Executive Vice President of Coleman, and three other immediate family members of Mr. Goldman's are partners. A manufacturing business owned by Mr. Goldman's father contracted with Coleman's subsidiary for the manufacture of goods sold to the subsidiary, for which the subsidiary paid approximately $2.6 million during 1997. Pursuant to the agreement by which Coleman acquired the Eastpak business, Mr. Goldman is entitled to certain additional payments from Coleman upon Eastpak achieving certain operating targets. In accordance with such agreement, a final additional payment of $12.0 million was paid to Mr. Goldman for 1997 financial performance.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements and Schedule.

              See List of Financial Statements and Schedules which appears on page F-1 herein.

          (3) Exhibits

            Exhibit No.                   Description
            -----------                   -----------

                2.1       Agreement and Plan of Merger among Sunbeam
                          Corporation, Camper Acquisition Corp. and The Coleman
                          Company, Inc. dated as of February 27, 1998
                          (incorporated by reference to Exhibit 2.1 to The
                          Coleman Company, Inc. Current Report on Form 8-K/A filed on March 5, 1998).

                2.2       Agreement and Plan of Merger among Sunbeam
                          Corporation, Laser Acquisition Corp, CLN Holdings Inc.
                          and Coleman (Parent) Holdings Inc. dated as of February 27, 1998 (incorporated by reference to
                          Exhibit 10.1 to The Coleman Company, Inc. Current
                          Report on Form 8-K/A filed on March 5, 1998).

                3.1       Certificate of Incorporation of Coleman Worldwide
                          Corporation, filed with the Secretary of State of Delaware on March 12, 1993 (incorporated by reference to Exhibit 3.1 to the Coleman Worldwide Corporation
                          1993 Annual Report on Form 10-K).

                3.2       Bylaws of Coleman Worldwide Corporation, as adopted
                          March 12, 1993 (incorporated by reference to Exhibit
                          3.2 to the Coleman Worldwide Corporation 1993 Annual
                          Report on Form 10-K).

                4.1 Indenture, dated as of May 20, 1997, by and among the Coleman Escrow Corp., Coleman Worldwide (only with respect to the non-recourse guaranty and certain collateral security agreements contained in Articles X and XI thereof) and First Trust National Association, as Trustee, relating to the Senior Secured First
                          Priority Discount Notes due 2001, the Senior Secured
                          Second Priority Discount Notes due 2001, the Senior
                          Secured First Priority Discount Exchange Notes due
                          2001 and the Senior Secured Second Priority Discount
                          Exchange Notes due 2001 (incorporated by reference to Exhibit (a) to the Transaction Statement on Schedule
                          13E-3 of Coleman Worldwide).

                4.2       Amended and Restated Credit Agreement dated as of
                          August 3, 1995 among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (incorporated by reference to Exhibit 4.2 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995).

                4.3       Amendment No. 1 dated as of April 30, 1996 to the
                          Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the
                          Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                          4.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).


                4.4       Amendment No. 2 dated as of April 30, 1996 to the
                          Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the
                          Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                          4.2 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

                4.5       Amendment No. 3 dated as of May 29, 1996 to the
                          Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the
                          Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                          4.1 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

                4.6       Amendment No. 4 dated as of October 25, 1996 to the
                          Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the
                          Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                          4.2 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

                4.7       Amendment No. 5 dated as of March 7, 1997 to the
                          Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the
                          Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                          4.6 to The Coleman Company, Inc. 1996 Annual Report on
                          Form 10-K).

                4.8 Note Purchase Agreement dated as of August 3, 1995 among The Coleman Company, Inc., and Purchasers party thereto (incorporated by reference to Exhibit 4.3 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995).

                4.9       Note Purchase Agreement dated as of May 1, 1996 among
                          The Coleman Company, Inc., and Purchasers party thereto (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc., Current Report on Form 8-K dated June 28, 1996).

                4.10 Specimen copy of definitive certificate of common stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The
                          Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                4.11      Indenture dated as of May 27, 1993 between Coleman
                          Worldwide and Continental Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Coleman Holdings Inc. Registration Statement
                          Form S-1 (File No. 33-67058), filed on August 6,
                          1993).

                4.12 Escrow and Pledge Agreement dated as of May 27, 1993 among Coleman Worldwide and the Trustee, as Escrow
                          Agent (incorporated by reference to Exhibit 4.2 to the Coleman Holdings Inc. Registration Statement Form S-1
                          (File No. 33-67058), filed on August 6, 1993).

                4.13      Worldwide Non-Recourse Guaranty dated as of
                          May 27, 1993 (incorporated by reference to Exhibit 4.6 to the Coleman Holdings Inc. Registration Statement
                          Form S-1 (File No. 33-67058), filed on August 6,
                          1993).

                4.14 Worldwide Pledge Agreement dated as of May 27, 1993 between Coleman Worldwide and the Agent (incorporated by reference to Exhibit 4.7 to the Coleman Holdings
                          Inc. Registration Statement Form S-1 (File No.
                          33-67058), filed on August 6, 1993).


                4.15      Indenture dated as of July 15, 1993, between Coleman
                          Holdings Inc., Coleman Worldwide, as guarantor, and the Trustee (incorporated by reference to Exhibit 4.1 to the Coleman Holdings Inc. Registration Statement
                          Form S-1 (File No. 33-67058), filed on August 6,
                          1993).

                10.1      Cross-Indemnification Agreement dated as of February
                          26, 1992 among New Coleman Holdings Inc., Coleman
                          Finance Holdings Inc., The Coleman Company, Inc., and certain subsidiaries of New Coleman Holdings Inc. and The Coleman Company, Inc., (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. 1992
                          Annual Report on Form 10-K).

                10.2      Amendment No. 1 dated as of December 30, 1992 to the
                          Cross-Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Coleman Company, Inc.
                          1992 Annual Report on Form 10-K).

                10.3 Reimbursement Agreement dated as of February 26, 1992 between The Coleman Company, Inc., and MacAndrews
                          Holdings (incorporated by reference to Exhibit 10.4 to The Coleman Company, Inc. 1992 Annual Report on Form
                          10-K).

                10.4 Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc.
                          and subsidiaries of New Coleman Holdings Inc.
                          (incorporated by reference to Exhibit 10.29 to The
                          Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                10.5      Amendment No. 1 dated as of February 26, 1992 to the
                          Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc.
                          and subsidiaries of New Coleman Holdings Inc.
                          (incorporated by reference to Exhibit 10.30 to The
                          Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                10.6      Amendment No. 2 dated as of December 30, 1992 to the
                          Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc.
                          and subsidiaries of New Coleman Holdings Inc.
                          (incorporated by reference to Exhibit 10.31 to The
                          Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                10.7      Amendment No. 3 dated as of May 27, 1993 to the Tax
                          Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc.
                          and subsidiaries of New Coleman Holdings Inc.
                          (incorporated by reference to Exhibit 10.45 to the Coleman Holdings Inc. Registration Statement Form S-1
                          (File No. 33-67058), filed on August 6, 1993.

                10.8      Tax Sharing Agreement II dated as of February 26,
                          1992, among Mafco, Coleman Finance Holdings Inc., The
                          Coleman Company, Inc. and certain subsidiaries of The
                          Coleman Company, Inc. (incorporated by reference to
                          Exhibit 10.25 to The Coleman Company, Inc. 1992 Annual
                          Report on Form 10-K).

                10.9      Amendment No. 1 dated as of December 30, 1992 to the
                          Tax Sharing Agreement II  dated as of February 26,
                          1992, among Mafco, Coleman Finance Holdings Inc., The
                          Coleman Company, Inc. and certain subsidiaries of The
                          Coleman Company, Inc. (incorporated by reference to
                          Exhibit 10.26 to The Coleman Company, Inc. 1992 Annual
                          Report on Form 10-K).

                10.10     Supplemental Tax Sharing Agreement dated as of
                          February 26, 1992, between The Coleman Company, Inc.
                          and MacAndrews and Forbes Holdings Inc. (incorporated by


                          reference to Exhibit 10.32 to The Coleman Company,
                          Inc. 1992 Annual Report on Form 10-K).

                10.11     Tax Sharing Agreement III dated as of February 26,
                          1992 among Mafco, New Coleman Holdings Inc., Coleman
                          Finance Holdings Inc. and subsidiaries of Coleman
                          Finance Holdings Inc. (incorporated by reference to
                          Exhibit 10.27 to The Coleman Company, Inc. 1992 Annual
                          Report on Form 10-K).

                10.12     Amendment No. 1 dated as of December 30, 1992 to the
                          Tax Sharing Agreement III  dated as of February 26,
                          1992 among Mafco, New Coleman Holdings Inc., Coleman
                          Finance Holdings Inc. and subsidiaries of Coleman
                          Finance Holdings Inc. (incorporated by reference to
                          Exhibit 10.28 to The Coleman Company, Inc. 1992 Annual
                          Report on Form 10-K).

                10.13     Tax Sharing Agreement V dated as of May 27, 1993 among
                          Mafco, Coleman Worldwide Corporation, The Coleman
                          Company, Inc. and certain subsidiaries of The Coleman
                          Company, Inc. (incorporated by reference to Exhibit
                          10.38 to the Coleman Holdings Inc. Registration
                          Statement Form S-1 (File 33-67058), filed on August 6,
                          1993).

                10.14     Tax Sharing Termination Agreement dated as of May 27,
                          1993 among Mafco, New Coleman Holdings Inc., Coleman
                          Finance Holdings Inc., The Coleman Company, Inc. and subsidiaries of The Coleman Company, Inc. and Coleman
                          Finance Holdings Inc. (incorporated by reference to
                          Exhibit 10.40 to the Coleman Holdings Inc.
                          Registration Statement Form S-1 (File 33-67058), filed on August 6, 1993).

                10.15 Tax Sharing Agreement VI dated as of May 27, 1993 between Mafco and Coleman Worldwide (incorporated by reference to Exhibit 10.39 to the Coleman Holdings
                          Inc. Registration Statement Form S-1 (File 33-67058), filed on August 6, 1993).

                10.16*    The Coleman Company, Inc. Executive Severance
                          Policy effective as of February 27, 1998
                          (incorporated by reference to Exhibit 10.16 to The
                          Coleman Company, Inc. 1997 Annual Report on Form
                          10-K).

                10.17     Contingent Payment Agreement dated as of October 10,
                          1994, by and among E. Acquisition Corporation, M.
                          Acquisition Corporation, The Coleman Company, Inc.
                          and Mark Goldman (incorporated by reference to Exhibit
                          10.3 to The Coleman Company, Inc. Current Report on
                          Form 8-K dated November 2, 1994).

                10.18 Share Purchase Agreement dated as of February 27, 1996 by and among Butagaz S.N.C. and Bafiges S.A.
                          (incorporated by reference to Exhibit 10.26 to The
                          Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.19 Amendment to the Share Purchase Agreement dated as of February 27, 1996 by and among Bafiges S.A. and
                          Butagaz S.N.C. (incorporated by reference to Exhibit
                          10.27 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.20 Shareholders Agreement dated as of February 27, 1996 by and among Butagaz S.N.C., The Coleman Company, Inc.
                          and Bafiges S.A. (incorporated by reference to Exhibit
                          10.28 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.21 Agreement dated as of February 27, 1996 by and between Shell International Petroleum Company Limited, Butagaz
                          S.N.C. on the first part, and Bafiges S.A. and


                          The Coleman Company, Inc. on the second part
                          (incorporated by reference to Exhibit 10.29 to The
                          Coleman Company, Inc. 1995 Annual Report on Form
                          10-K).

                10.22* Letter Agreement dated as of February 28, 1997 between The Coleman Company, Inc. and Michael N.
                          Hammes (incorporated by reference to Exhibit 10.81 to The Coleman Company, Inc. 1996 Annual Report on
                          Form 10-K).

                10.23* Employment Agreement dated as of January 1, 1996 between The Coleman Company, Inc. and Patrick
                          McEvoy (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

                10.24*    First Amendment dated August 1, 1996 to Employment
                          Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc., and Patrick
                          McEvoy (incorporated by reference to Exhibit 10.6 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

                10.25* Retention Agreement dated September 22, 1997 between The Coleman Company, Inc. and Patrick
                          McEvoy (incorporated by reference to Exhibit 10.25 to The Coleman Company, Inc. 1997 Annual Report on
                          Form 10-K).

                10.26* Employment Agreement dated as of January 1, 1996 between The Coleman Company, Inc. and David Stearns
                          (incorporated by reference to Exhibit 10.50 to The
                          Coleman Company, Inc. 1995 Annual Report on Form
                          10-K).

                10.27*    First Amendment dated August 1, 1996 to Employment
                          Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns
                          (incorporated by reference to Exhibit 10.4 to The
                          Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

                10.28*    Letter Agreement dated as of June 30, 1997 between
                          The Coleman Company, Inc. and Frederik van den
                          Bergh (incorporated by reference to Exhibit 10.5 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

                10.29* Employment Agreement dated as of November 1, 1994 between E. Acquisition Corporation and Mark Goldman
                          (incorporated by reference to Exhibit 10.79 to The
                          Coleman Company, Inc. 1996 Annual Report on Form
                          10-K).

                10.30* Employment Agreement dated as of November 1, 1994 between M. Acquisition Corporation and Mark Goldman
                          (incorporated by reference to Exhibit 10.80 to The
                          Coleman Company, Inc. 1996 Annual Report on Form
                          10-K).

                10.31*    The Coleman Company, Inc. Executive Annual
                          Incentive Plan (incorporated by reference to Exhibit 10.31 to The Coleman Company, Inc. 1997
                          Annual Report on Form 10-K).

                10.32*    The Coleman Retirement Salaried Incentive Savings
                          Plan (incorporated by reference to Exhibit 10.3 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

                10.33*    The Coleman Retirement Incentive Savings Plan (the
                          "Savings Plan") (incorporated by reference to
                          Exhibit 10.54 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).



                10.34*    First Amendment dated as of October 11, 1994 to the
                          Savings Plan (incorporated by reference to Exhibit
                          10.55 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.35*    Second Amendment dated as of January 1, 1995 to the
                          Savings Plan (incorporated by reference to Exhibit
                          10.56 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.36* Third Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.57 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.37* Fourth Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.58 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.38*    Fifth Amendment dated as of January 1, 1996 to the
                          Savings Plan (incorporated by reference to Exhibit
                          10.59 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.39* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                          10.60 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.40* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                          10.61 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.41* Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit
                          10.62 to The Coleman Company, Inc. 1995 Annual
                          Report on Form 10-K).

                10.42* New Coleman Holdings Inc. Excess Benefit Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1996).

                10.43*    The New Coleman Company, Inc. Retirement Plan for
                          Salaried Employees (the "Retirement Plan")
                          (incorporated by reference to Exhibit 10.63 to The
                          Coleman Company, Inc. 1995 Annual Report on Form
                          10-K).

                10.44* Amendment dated as of October 17, 1994 to the Retirement Plan (incorporated by reference to Exhibit 10.64 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.45* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.65 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.46* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.66 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).


                10.47* Amendment dated as of October 12, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.67 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.48* Amendment dated as of January 1, 1996 to the Retirement Plan (incorporated by reference to Exhibit 10.68 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.49* Amendment dated as of December 31, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.69 to The Coleman Company, Inc. 1995
                          Annual Report on Form 10-K).

                10.50*    The Coleman Company, Inc. Consolidated Supplemental
                          Retirement Plan, dated as of January 1, 1996
                          (incorporated by reference to Exhibit 10.73 to The
                          Coleman Company, Inc. 1995 Annual Report on Form
                          10-K).

                10.51*    First Amendment dated July 1, 1996 to the
                          Consolidated Supplemental Retirement Plan adopted
                          January 1, 1996 (incorporated by reference to
                          Exhibit 10.5 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1996).

                10.52*    The Coleman Company, Inc. Executive Employees
                          Deferred Compensation Plan, as amended by the First
                          Amendment thereto (incorporated by reference to Exhibit 10.11 to The Coleman Company, Inc.
                          Registration Statement on Form S-1 (File 33-44728), filed on December 23, 1991).

                10.53* The Coleman Company, Inc. 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit
                          10.3 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

                10.54* The Coleman Company, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit
                          10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

                10.55* The Coleman Company, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit
                          10.53 to The Coleman Company, Inc. 1996 Annual
                          Report on Form 10-K).

                10.56     Stock Purchase Agreement among The Coleman Company,
                          Inc., as Seller, Siebe plc, as Guarantor, and Ranco
                          Incorporated of Delaware, as Buyer, dated as of February 18, 1998 (incorporated by reference to
                          Exhibit 10.56 to The Coleman Company, Inc. 1997
                          Annual Report on Form 10-K).

                10.57*    Amendment No. 2 to The New Coleman Company, Inc.
                          Retirement Plan for Salaried Employees
                          (incorporated by reference to Exhibit 10.57 to The
                          Coleman Company, Inc. 1997 Annual Report on Form
                          10-K).

                10.58*    Special Amendment Regarding Transfers to The New
                          Coleman Company, Inc. Retirement Plan for Salaried
                          Employees (incorporated by reference to Exhibit
                          10.58 to The Coleman Company, Inc. 1997 Annual
                          Report on Form 10-K).

                10.59*    The New Coleman Company, Inc. Pension Plan for
                          Weekly Salaried and Hourly Paid Employees
                          (incorporated by reference to Exhibit 10.59 to The
                          Coleman Company, Inc. 1997 Annual Report on Form
                          10-K).



                10.60     Worldwide Registration Rights Agreement dated as of
                          May 27, 1993 among Coleman Worldwide, the Company, the
                          Lenders Party thereto and the Agent (incorporated by reference to Exhibit 10.47 to the Coleman Holdings
                          Inc. Registration Statement Form S-1 (File 33-67058), filed on August 6, 1993).

                10.61     Indemnity Agreement dated as of May 27, 1993 among
                          Coleman Worldwide, New Coleman Holdings Inc. and certain subsidiaries of New Coleman Holdings Inc.
                          (incorporated by reference to Exhibit 10.3 to the Coleman Holdings Inc. Registration Statement Form S-1
                          (File 33-67058), filed on August 6, 1993).

                10.62 Reimbursement Agreement dated as of May 27, 1993 between Coleman Worldwide and MacAndrews Holdings
                          (incorporated by reference to Exhibit 10.8 to the Coleman Holdings Inc. Registration Statement Form S-1
                          (File 33-67058), filed on August 6, 1993).

                21.1-     Subsidiaries of the Company.

                24.1-     Powers of Attorney executed by Ronald O. Perelman,
                          Donald G. Drapkin, Jerry W. Levin, and  Bruce Slovin.

                27-       Financial Data Schedule


                    -------------
                    * Management Contracts and Compensatory Plans
                    - Filed herewith

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K was filed on March 3, 1998 to disclose certain information with regard to the acquisition of CLN Holdings and the Company by Sunbeam Corporation.

               A Current Report on Form 8-K/A was filed on March 5, 1998 to amend and restate the Company's Current Report on Form 8-K filed on March 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLEMAN WORLDWIDE CORPORATION
                                               (Registrant)

Date: March 18, 1998              By:  Bruce Slovin *
     -------------------               -----------------------------
                                       Bruce Slovin
                                       President and Director


Date: March 23, 1998              By:  Irwin Engelman
     -------------------               -----------------------------
                                       Irwin Engelman
                                       Executive Vice President and
                                       Chief Financial Officer

Date: March 23, 1998              By:  Laurence Winoker
     -------------------               -----------------------------
                                       Laurence Winoker
                                       Chief Accounting Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 1998              By:  Ronald O. Perelman *
     -------------------               -----------------------------
                                       Ronald O. Perelman
                                       Chairman of the Board and Director


Date: March 18, 1998              By:  Donald G. Drapkin *
     -------------------               -----------------------------
                                       Donald G. Drapkin
                                       Director


Date: March 18, 1998              By:  Jerry W. Levin*
     -------------------               -----------------------------
                                       Jerry W. Levin
                                       Director

*   Executed on behalf of the individual pursuant to a power of attorney.

Date: March 23, 1998              By:  /s/ Joram C. Salig
     -------------------               -----------------------------
                                       Joram C. Salig
                                       Attorney-in-fact

                          ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
           LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED DECEMBER 31, 1997
                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES


     The following consolidated financial statements of Coleman Worldwide Corporation and Subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----
     Consolidated Balance Sheets as of December 31, 1997 and 1996..........  F-3

     Consolidated Statements of Operations
       for the years ended December 31, 1997, 1996 and 1995................  F-4

     Consolidated Statements of Stockholder's Equity
       for the years ended December 31, 1997, 1996 and 1995................  F-5

     Consolidated Statements of Cash Flows
       for the years ended December 31, 1997, 1996 and 1995................  F-6

     Notes to Consolidated Financial Statements............................  F-7


     Consolidated financial statement schedules of Coleman Worldwide Corporation and Subsidiaries included in Item 14(d):

     Schedule I - Condensed Financial Information of Registrant............ F-33

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Coleman Worldwide Corporation


     We have audited the accompanying consolidated balance sheets of Coleman Worldwide Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coleman Worldwide Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                     /s/ Ernst & Young LLP

Wichita, Kansas
February 18, 1998

                  COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   December 31,
                                                             -------------------------
                                                                1997          1996
                                                             -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $   13,031    $   17,299
  Accounts receivable, less allowance of $8,930 in 1997
    and $11,512 in 1996.....................................    154,279       182,418
  Notes receivable..........................................     25,477        27,524
  Inventories...............................................    236,327       287,502
  Deferred tax assets.......................................     26,378        40,466
  Prepaid assets and other..................................     21,406        14,885
                                                             -----------   -----------
    Total current assets....................................    476,898       570,094
Property, plant and equipment, net..........................    175,494       199,182
Intangible assets related to businesses acquired, net.......    338,989       349,761
Note receivable - affiliate.................................     35,395        54,739
Deferred tax assets and other...............................     52,286        32,673
                                                             -----------   -----------
                                                             $1,079,062    $1,206,449
                                                             -----------   -----------
                                                             -----------   -----------
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt......................... $    3,026    $      747
  Short-term borrowings.....................................     64,207        33,935
  Accounts payable..........................................     91,846        98,628
  Accounts payable - affiliates.............................      2,825           278
  Accrued expenses..........................................     93,838       112,944
                                                             -----------   -----------
    Total current liabilities...............................    255,742       246,532

Long-term debt..............................................    477,276       757,460
Income taxes payable - affiliate............................     13,317        18,528
Other liabilities...........................................     60,606        76,173
Minority interest...........................................     43,386        45,088
Commitments and contingencies...............................
Stockholder's equity:
  Common stock, par value $1.00 per share;
    1,000 shares issued and outstanding.....................          1             1
  Additional paid-in capital................................    219,712        23,687
  Retained earnings.........................................     19,072        36,360
  Currency translation adjustment...........................     (9,287)        2,856
  Minimum pension liability adjustment......................       (763)         (236)
                                                             -----------   -----------
    Total stockholder's equity..............................    228,735        62,668
                                                             -----------   -----------
                                                             $1,079,062    $1,206,449
                                                             -----------   -----------
                                                             -----------   -----------

                    See Notes to Consolidated Financial Statements

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)



                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                     1997          1996            1995
                                                                 -----------    -----------     ----------
Net revenues...............................................      $ 1,154,294    $ 1,220,216      $ 933,574
Cost of sales..............................................          840,331        928,497        649,427
                                                                 -----------    -----------     ----------
Gross profit...............................................          313,963        291,719        284,147
Selling, general and administrative expenses...............          266,501        291,862        174,870
Asset impairment charge....................................               --             --         12,289
Interest expense, net......................................           46,989         50,767         35,930
Amortization of goodwill and deferred charges..............           11,723         11,056          8,309
Other expense (income), net................................            1,867         (1,604)           283
                                                                 -----------    -----------     ----------
(Loss) earnings before income taxes, minority
     interest and extraordinary item.......................          (13,117)       (60,362)        52,466
Income tax (benefit) expense...............................           (7,708)       (14,753)        19,861
Minority interest in earnings of Camping Gaz...............            1,386          1,872             --
Minority interest in (loss) earnings of Coleman............             (446)        (7,262)         6,696
                                                                 -----------    -----------     ----------
(Loss) earnings before extraordinary item..................           (6,349)       (40,219)        25,909
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $7,076 in 1997, $846 in 1996,
  and $503 in 1995.........................................          (10,939)        (1,244)          (787)
                                                                 -----------    -----------     ----------
Net (loss) earnings........................................      $   (17,288)    $  (41,463)     $  25,122
                                                                 -----------    -----------     ----------
                                                                 -----------    -----------     ----------



                               See Notes to Consolidated Financial Statements

                                 COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                            Common Stock
                                        --------------------    Additional                    Currency       Minimum
                                         Number                  Paid-In       Retained     Translation      Pension
                                        of Shares    Amount      Capital       Earnings      Adjustment     Liability
                                        ---------   --------    ----------     --------     -----------     ---------
Balance at December 31, 1994..........    1,000       $  1       $ 23,110      $ 52,701       $    970      $    --

     Net earnings.....................       --         --             --        25,122             --           --
     Currency translation adjustment..       --         --             --            --           (617)
     Contributions....................       --         --            386                                        --
                                        ---------   --------    ----------     --------     -----------     ---------

Balance at December 31, 1995..........    1,000          1         23,496        77,283            353           --

     Net loss.........................       --         --             --       (41,463)            --           --
     Currency translation adjustment..       --         --             --            --          2,503           --
     Minimum pension liability
          adjustment, net of tax......       --         --             --            --             --         (236)
     Contributions....................       --         --            191                           --           --
                                        ---------   --------    ----------     --------     -----------     ---------

Balance at December 31, 1996..........    1,000          1         23,687        36,360          2,856         (236)

     Net loss.........................       --         --             --       (17,288)            --           --
     Currency translation adjustment..       --         --             --            --        (12,143)          --
     Minimum pension liability
          adjustment, net of tax......       --         --             --            --             --         (527)
     Contributions....................       --         --        196,025            --             --           --
                                        ---------   --------    ----------     --------     -----------     ---------

Balance at December 31, 1997..........    1,000       $  1      $ 219,712      $ 19,072     $   (9,287)     $  (763)
                                        ---------   --------    ----------     --------     -----------     ---------
                                        ---------   --------    ----------     --------     -----------     ---------


                              See Notes to Consolidated Financial Statements

                  COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                          1997          1996         1995
                                                                       ----------    ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . .  $ (17,288)    $  (41,463)  $  25,122
                                                                       ----------    ----------    --------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . .     38,362         36,941      27,087
          Non-cash tax sharing agreement (benefit) provision . . . .     (5,211)         4,637      15,722
          Minority interest in (loss) earnings of Coleman. . . . . .       (446)        (7,262)      6,696
          Minority interest in earnings of Camping Gaz . . . . . . .      1,386          1,872         --
          Interest accretion . . . . . . . . . . . . . . . . . . . .      6,137         12,051      11,388
          Non-cash gain on LYONs conversion. . . . . . . . . . . . .       --           (2,755)        --
          Non-cash restructuring and other charges . . . . . . . . .     17,325         48,269      12,289
          Extraordinary loss on early extinguishment of debt . . . .     18,015          2,090       1,290
          Change in assets and liabilities:
               Decrease (increase) in receivables. . . . . . . . . .      3,952            976     (37,833)
               Decrease (increase) in inventories. . . . . . . . . .     35,250        (42,402)    (49,396)
               Increase (decrease) in accounts payable . . . . . . .      1,226        (12,308)     13,825
               Other, net. . . . . . . . . . . . . . . . . . . . . .    (26,970)        (5,982)    (16,747)
                                                                       ----------    ----------    --------
                                                                         89,026         36,127     (15,679)
                                                                       ----------    ----------    --------
Net cash provided (used) by operating activities . . . . . . . . . .     41,738         (5,336)      9,443
                                                                       ----------    ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .    (26,973)       (41,334)    (29,053)
Purchases of businesses, net of cash acquired. . . . . . . . . . . .    (14,300)      (161,875)    (33,385)
Decrease (increase) in note receivable - affiliate . . . . . . . . .     19,344         (4,054)     (6,742)
Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . .      5,728          2,924         928
                                                                       ----------    ----------    --------
Net cash used by investing activities. . . . . . . . . . . . . . . .    (16,201)      (204,339)    (68,252)
                                                                       ----------    ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings. . . . . . . . . . . . . . . . .     37,071        (11,043)      3,106
Net payments of revolving credit agreement borrowings. . . . . . . .    (91,498)        (2,779)    (61,289)
Proceeds from issuance of long-term debt . . . . . . . . . . . . . .       --          235,000     200,000
Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . .   (193,145)        (6,778)    (74,782)
Debt issuance and refinancing costs. . . . . . . . . . . . . . . . .     (1,766)        (3,902)     (3,569)
Purchases of Company common stock. . . . . . . . . . . . . . . . . .       --           (2,329)     (4,086)
Proceeds from stock options exercised including tax benefits . . . .      2,585          2,192       4,520
Contributions from parent. . . . . . . . . . . . . . . . . . . . . .    191,437            191         386
                                                                       ----------    ----------    --------
Net cash (used) provided by financing activities . . . . . . . . . .    (55,316)        210,552      64,286
                                                                       ----------    ----------    --------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . .     (4,489)          4,357      (1,731)
                                                                       ----------    ----------    --------
Net (decrease) increase in cash and cash equivalents . . . . . . . .     (4,268)          5,234       3,746
Cash and cash equivalents at beginning of the year . . . . . . . . .     17,299          12,065       8,319
                                                                       ----------    ----------    --------
Cash and cash equivalents at end of the year . . . . . . . . . . . .   $ 13,031      $   17,299   $  12,065
                                                                       ----------    ----------    --------
                                                                       ----------    ----------    --------

                See Notes to Consolidated Financial Statements

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND:

          Coleman Worldwide Corporation ("Coleman Worldwide") is a holding company formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman" or the "Company") which represented approximately 82% of the outstanding Coleman common stock as of December 31, 1997. Coleman Worldwide is a holding company with no business operations of its own. In connection with an initial public offering in March 1992, Coleman was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of New Coleman Holdings Inc. ("Holdings") an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco"). Holdings (then named The Coleman Company, Inc.) was acquired in 1989 by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings", and together with Mafco, "MacAndrews & Forbes"), a corporation wholly owned through Mafco by Ronald O. Perelman. Coleman is a subsidiary of Coleman Worldwide, a subsidiary of CLN Holdings, Inc. ("CLN Holdings"), an indirect wholly-owned subsidiary of Holdings.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of Coleman Worldwide and its subsidiaries after elimination of all material intercompany accounts and transactions.

     CASH AND CASH EQUIVALENTS:

          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Coleman Worldwide's cash equivalents consist primarily of investments in money market funds and commercial paper. Coleman Worldwide's cash equivalents are generally held until maturity and are carried at cost, which approximates fair value.

     INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

     INTANGIBLE ASSETS:

          Intangible assets primarily represent goodwill which is being amortized on a straight-line basis over periods not in excess of 40 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


period, as determined based on the estimated undiscounted cash flows of the entity acquired, the carrying amount of the goodwill is reduced to estimated fair value based on market value or discounted cash flows, as appropriate. Accumulated amortization aggregated $48,148 and $39,520 at December 31, 1997 and 1996, respectively.

     REVENUE RECOGNITION:

          The Company recognizes revenues at the time title passes to the customer. Net revenues comprise gross revenues less provisions for estimated customer returns and allowances.

     RESEARCH AND DEVELOPMENT:

          Research and development expenditures are expensed as incurred.
The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $11,871, $11,082, and $6,548, respectively.

     ADVERTISING AND PROMOTION EXPENSE:

          Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $53,408, $58,823, and $37,544, respectively.

     INSURANCE PROGRAMS:

          The Company obtains insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain losses related primarily to workers' compensation, employee health benefits, physical loss and property, and product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred.

     FOREIGN CURRENCY TRANSLATION:

          Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-highly inflationary economies are recorded as a component of stockholder's equity. Foreign subsidiaries and branches operating in highly inflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

     DERIVATIVE FINANCIAL INSTRUMENTS:

          The Company uses derivative financial instruments to reduce interest rate and foreign exchange exposures. The Company maintains a control environment which includes policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


          Amounts to be received or paid under interest rate swap and cap contracts designated as hedges are recognized over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate swap and cap contracts designated as hedges are deferred and amortized as adjustments to interest expense over the remaining life of the terminated contracts. Unrealized gains and losses on outstanding interest rate contracts designated as hedges are not recognized.

          Foreign currency forward contracts are marked to market and gains and losses on foreign currency forward contracts to hedge firm foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward contracts to hedge third-party and intercompany transactions are recorded in operations as foreign exchange gains and losses. Gains and losses on purchased foreign currency option contracts are deferred and recognized as adjustments to cost of sales upon the sale of the related inventory to the third-party customers.

     CREDIT RISK:

          Financial instruments which potentially subject Coleman Worldwide to concentrations of credit risk consist primarily of trade receivables and derivative financial instruments. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 15), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non-performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

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

               FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values of Coleman Worldwide's foreign currency contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


          The carrying amounts and fair values of Coleman Worldwide's financial instruments are as follows:

                                                               December 31, 1997          December 31, 1996
                                                           -----------------------    --------------------------
                                                            Carrying       Fair         Carrying       Fair
                                                             Amount        Value         Amount        Value
                                                            of Asset/     of Asset/     of Asset/     of Asset/
                                                           (Liability)   (Liability)   (Liability)   (Liability)
                                                           ----------    -----------   -----------   -----------
          Cash and cash equivalents . . . . . . . . . . .  $  13,031     $  13,031    $  17,299      $  17,299
          Short-term debt . . . . . . . . . . . . . . . .    (64,207)      (64,207)     (33,935)       (33,935)
          Long-term debt excluding capital leases . . . .   (480,002)     (448,295)    (757,613)      (738,964)
          Foreign currency exchange contracts . . . . . .        128           128          940          1,629

     STOCK-BASED COMPENSATION:

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Coleman's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     RECLASSIFICATIONS:

          Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements

             COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE DATA)


for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

          In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits to the extent practicable. It also requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain other disclosures. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

          Coleman Worldwide has not yet determined the impact of adoption of these standards; however, the adoption of these standards will have no impact on Coleman Worldwide's consolidated results of operations, financial position or cash flows.

2.   ACQUISITIONS AND DIVESTITURES

     On November 2, 1994, the Company purchased substantially all the assets of Eastpak, Inc. and all the capital stock of M.G. Industries, Inc. (collectively, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. The Company also entered into an agreement with the predecessor owner of Eastpak to make additional payments based upon the achievement of certain annual sales levels of Eastpak products and other products substantially similar to the Eastpak products during the years ended December 31, 1995, 1996, and 1997. A total of $23,000 was earned by the predecessor owner of Eastpak under the terms of this agreement. This amount has been recorded as additional goodwill.

     During 1995, the Company purchased all of the outstanding shares of capital stock of Sierra Corporation of Fort Smith, Inc., a manufacturer of portable outdoor and recreational folding furniture and accessories, and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. The aggregate purchase price for these acquisitions was $19,516 including fees and expenses. These acquisitions were accounted for using the purchase method of accounting. The purchase price and expenses associated with these acquisitions exceeded the fair value of net assets acquired by $11,186 and the excess has been assigned to goodwill and is being amortized over 20 to 30 years on the straight-line method. In connection with the ATI purchase, the Company may also be required to make payments to the predecessor owner of ATI of up to $18,750 based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. As of December 31, 1997, the amounts recorded, as additional goodwill, under the terms of this agreement have been immaterial. The results of operations of these companies on a pro forma basis as if their acquisitions had occurred at the beginning of 1995 individually and in the aggregate were not significant to Coleman Worldwide.

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

             COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE DATA)

     On February 18, 1998, the Company announced an agreement was signed for the sale of Coleman Safety & Security Products, Inc., the successor to Seatt, to Ranco Incorporated of Delaware, a U.S. subsidiary of Siebe plc, a United Kingdom diversified engineering group. The sale price is approximately $105,000 and is subject to adjustment upon closing which is expected to occur by the end of March 1998. Net assets of Coleman Safety & Security Products, Inc. at December 31, 1997 were approximately $73,000.

     On February 28, 1996, the Company purchased approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"), a leading manufacturer and distributor of camping appliances in Europe. The Company completed the necessary steps to acquire the remaining 30% of the outstanding shares during the second quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses.

     The acquisition of Camping Gaz was accounted for under the purchase method. In connection with the final allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $78,900, which is being amortized over 40 years on the straight-line method. At acquisition, the Company recognized liabilities in the amount of $21,898 representing severance and other termination benefits for certain production and administrative employees of Camping Gaz. As of December 31, 1997, the Company had paid termination costs of approximately $13,350 and anticipates all remaining termination costs will be paid during 1998.

     The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained control of Camping Gaz, and has recognized minority interest related to the remaining shares for the period March 1, 1996 through June 30, 1996.

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

                                                    Year Ended December 31,
                                                   -------------------------
                                                       1996          1995
                                                   -----------    ----------
   Net revenues..................................  $1,246,370     $1,193,295
   (Loss) earnings before extraordinary item.....     (40,353)        25,151
   Net (loss) earnings...........................     (41,597)        24,364

3.   RESTRUCTURING AND OTHER CHARGES

     During 1997, the Company recorded restructuring charges of $32,791 and certain other charges of $3,628, (collectively, the "1997 Restructuring Charges") and related tax benefits of $13,918. The Company reflected $19,673 of the 1997 Restructuring Charges in cost of sales and reflected $16,746 in selling, general and administrative ("SG&A") expenses. The 1997 Restructuring Charges of $36,419 consisted of (i) $15,735 to exit various low margin products, including pressure washers, (ii) $14,943 to close and relocate certain administrative and sales offices, and (iii) $5,741 to close several manufacturing facilities. Most of these activities were substantially complete as of December 31, 1997, and remaining actions are expected to be completed in 1998.

     During 1996, the Company recorded restructuring charges of $66,202 and certain other charges of $7,998 (collectively, the "1996 Restructuring Charges") and related net tax benefits of $21,684. The Company reflected $44,005 of the 1996 Restructuring Charges in cost of sales and $30,195 in SG&A. The pre-tax restructuring charges of $66,202 consisted of (i) $29,067 to integrate Camping Gaz and Coleman operations into a global recreation products business, (ii) $19,000 to exit the low end electric pressure washer business, (iii) $14,135 to exit a portion of the Company's battery powered light business and (iv) $4,000 to settle certain litigation with respect to the battery-powered light business. The charges to integrate the Camping Gaz and Coleman operations reflect primarily the cost to dispose of duplicate manufacturing, distribution and administrative facilities and the related severance costs, which actions were substantially completed in 1997 and are expected to be fully completed in 1998. The low end pressure washer and battery powered light businesses were exited by discontinuing the manufacturing and distribution of these products in 1997. The other pre-tax charges of $7,998 related primarily to certain asset write-offs. These charges were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior years. The provision for income taxes included $21,684 of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5,595.

     The components of the combined 1997 Restructuring Charges and 1996 Restructuring Charges and an analysis of the amounts charged against the reserve are outlined in the following table:

                                                          1996    Charges During                1997    Charges During
                                                        Original    Year Ended   Balance at  Additional   Year Ended   Balance at
                                                         Reserve     12/31/96     12/31/96    Reserves     12/31/97     12/31/97
                                                        --------  -------------- ----------  ---------- -------------- ----------
Impairment of fixed assets............................   $10,012     $ (1,789)    $ 8,223     $ 6,449     $ (6,530)      $ 8,142
Inventory and other asset impairments.................    38,257      (25,875)     12,382      10,961      (14,966)        8,377
Termination costs.....................................     2,018       (1,633)        385      12,146       (9,729)        2,802
Idle facilities, relocation and other exit costs......    23,913      (12,429)     11,484       6,863       (9,656)        8,691
                                                        --------  -------------- ----------  ---------- -------------- ----------
                                                         $74,200     $(41,726)    $32,474     $36,419     $(40,881)      $28,012
                                                        --------  -------------- ----------  ---------- -------------- ----------
                                                        --------  -------------- ----------  ---------- -------------- ----------


          The termination costs recognized in 1996 related to approximately 200 employees, and the 1997 termination costs related to approximately 525 employees. As of December 31, 1997, $11,362 of termination costs were paid on behalf of the approximately 700 employees who were terminated as of that date.

          During 1995, the Company recognized an asset impairment charge of $12,289 related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, downsizing the manufacturing operations and reducing SG&A and other expenses. Because of these actions, the Company performed an impairment review and concluded recognition of an asset impairment charge was appropriate. The basis of the fair values used in the computation of the charge were appraisals for property and equipment and estimated discounted cash flows for goodwill. The charge has been included in the statement of operations under the caption "Asset Impairment Charge".

4.   INVENTORIES

     Inventories consisted of the following:

                                                    December 31,
                                              -----------------------
                                                1997           1996
                                              --------       --------
        Raw material and supplies.........    $ 59,406       $ 82,399
        Work-in-process...................       7,813         12,878
        Finished goods....................     169,108        192,225
                                              --------       --------
                                              $236,327       $287,502
                                              --------       --------
                                              --------       --------

5.   PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment, net consisted of the following:

                                                    December 31,
                                              ------------------------
                                                 1997           1996
                                              ---------      ---------
        Land and land improvements........... $   7,700      $   8,772
        Buildings and building improvements..    79,101         78,760
        Machinery and equipment..............   192,650        194,714
        Construction-in-progress.............    10,076         15,519
                                              ---------      ---------
                                                289,527        297,765
        Accumulated depreciation.............  (114,033)       (98,583)
                                              ---------      ---------
                                              $ 175,494      $ 199,182
                                              ---------      ---------
                                              ---------      ---------

          Depreciation expense was $26,956, $25,770, and $19,142 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                    December 31,
                                              ------------------------
                                                 1997           1996
                                              ---------      ---------
        Compensation and related benefits....   $20,385       $ 29,331
        Other................................    73,453         83,613
                                              ---------       --------
                                                $93,838       $112,944
                                              ---------       --------
                                              ---------       --------

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


7.   OTHER LIABILITIES

     Other liabilities consisted of the following:

                                                                 December 31,
                                                            --------------------
                                                             1997          1996
                                                            --------    --------
       Pensions and other postretirement benefits......     $ 49,121    $ 52,229
       Other...........................................       11,485      23,944
                                                            --------    --------
                                                            $ 60,606    $ 76,173
                                                            --------    --------
                                                            --------    --------

8.   SHORT-TERM BORROWINGS

     The Company maintained short-term bank lines of credit at December 31, 1997 and 1996 aggregating approximately $115,249, and $119,101, respectively, of which approximately $64,207 and $33,935 were outstanding at December 31, 1997 and 1996, respectively. The weighted average interest rate on amounts borrowed under these short-term lines was approximately 2.7% and 2.4% at December 31, 1997 and 1996, respectively.

     Outstanding letters of credit aggregated approximately $37,208 and $32,897 at December 31, 1997 and 1996, respectively.

9.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                         December 31,
                                                    ---------------------
                                                       1997        1996
                                                    ---------   ---------
       7.26% Senior Notes due 2007 (a)..........    $ 200,000   $ 200,000
       7.10% Senior Notes due 2006 (b)..........       85,000      85,000
       7.25% Senior Notes due 2008 (c)..........       75,000      75,000
       Revolving credit facility (d)............       52,127     146,350
       Term loan (d)............................       64,894      73,478
       Liquid Yield Option-TM- Notes
         due 2013 (e)...........................        2,503     174,594
       Other....................................          778       3,785
                                                    ---------   ---------
                                                      480,302     758,207
       Less current portion.....................        3,026         747
                                                    ---------   ---------
                                                     $477,276    $757,460
                                                    ---------   ---------
                                                    ---------   ---------

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

     (d) In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385,125 ($64,894 at December 31, 1997 exchange rates) (the "Term Loan"), b) provide a $275,000 unsecured revolving credit facility line (the "Credit Facility"),
          c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed in Note 3 and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

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

          In addition, the Company Credit Agreement provides, subject to certain exceptions, for the net cash proceeds from disposition of assets other than in the ordinary course of business, to be used to prepay any outstanding Term Loan balances with any remaining excess net cash proceeds to be applied to

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


          outstanding borrowings under the Credit Facility with a corresponding reduction in the overall amount of the Credit Facility line.

          The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also contains an event of default upon a change of control of the Company (as defined in the Company Credit Agreement) and other customary events of default. In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, CLN Holdings Inc. The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

     (e) On May 27, 1993, Coleman Worldwide issued and sold $500,000 principal amount at maturity of LYONs in an underwritten public offering. On June 7, 1993, an additional $75,000 principal amount at maturity of LYONs was sold upon exercise of the underwriter's overallotment option. During 1997, Coleman Worldwide redeemed $554,053 principal amount at maturity of LYONs. The $7,500 principal amount at maturity of LYONs which remain outstanding are secured by a pledge of 7,692,854 shares of Coleman common stock owned by Coleman Worldwide. There are no periodic payments of interest on the LYONs. The aggregate principal amount of the LYONs represents a yield to maturity of 7.25% per annum (computed on a semi-annual bond equivalent basis) calculated from May 27, 1993. Coleman Worldwide plans to redeem the remaining $7,500 aggregate principal amount at maturity of LYONs no later than May 27, 1998. The LYONs, to which the Company is not a party, provide that it is an Additional Purchase Right Event (as defined below) if, among other things, the amount of debt incurred by the Company exceeds certain limitations. The Indenture governing the LYONs, to which the Company is not a party, provides the holders of LYONs with the option to require Coleman Worldwide to purchase the LYONs at a price specified in the Indenture after the occurrence of certain events ("Additional Purchase Right Events"). Additional Purchase Right Events occur, among other things, upon the Company's Consolidated Debt Ratio (as defined) exceeding 0.75 to 1.0 or the Consolidated Net Worth (as defined) of Coleman Worldwide as of the end of any fiscal quarter being less than a specified amount which is $70,000 at December 31, 1997.

     The aggregate scheduled amounts of long-term debt maturities in the years 1998 through 2002 are $3,026, $78, $12,207 $129,204, and $12,159, respectively.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company periodically enters into a variety of foreign currency exchange contracts to reduce its foreign currency exposure resulting primarily from firm commitments, intercompany foreign sales transactions expected to occur within the next twelve months, and intercompany accounts receivable and payable.

     At December 31, 1997 and December 31, 1996, the Company did not have any outstanding foreign currency exchange contracts related to firm commitments.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


     During the fourth quarter of 1995, the Company elected to adopt the provisions of the Emerging Issues Task Force Issue No. 95-2, "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party" ("EITF 95-2") which narrowed the scope of intercompany foreign currency commitments eligible to be hedged for financial reporting purposes. As a result of this change, the Company increased net income by $3,796 in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the gains and losses associated with these contracts were accounted for under the deferral method. At December 31, 1997, the Company did not have any outstanding foreign currency forward contracts related to intercompany foreign sales transactions. At December 31, 1996, the Company had forward exchange contracts to sell $8,500 in Canadian dollars maturing on February 28, 1997, for which the Company has recognized a net gain of $40 as a component of cost of sales.

     At December 31, 1997, the Company did not have any outstanding option contracts. At December 31, 1996, the Company had outstanding option contracts for the sale of Japanese yen at fixed exchange rates totaling $20,038 for specified periods of time which expired during 1997. Net unrealized gains deferred at December 31, 1996 were $653.

     With respect to intercompany accounts receivable and payable, at December 31, 1997, the Company had foreign currency forward contracts to sell $1,580 in foreign currencies, which contracts matured in February 1998, and had deferred a net gain of $128. At December 31, 1996, the Company had foreign currency forward contracts to sell $26,623 and to buy $3,898 in foreign currencies, which contracts matured at various dates in 1997, and had deferred a net gain of $185.

     At December 31, 1997, $25,000 of the Company's outstanding long-term debt was subject to an interest rate swap agreement and $25,000 of the Company's outstanding long-term debt was subject to an interest rate cap. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR for a seven-year period commencing January 2, 1996. The agreement is with a major financial institution which is expected to fully perform under the terms of the agreement, thereby mitigating the credit risk from the transaction. The interest rate cap agreement entitles the Company to receive from a major financial institution the amount, if any, by which the Company's interest payments on $25,000 of its variable rate debt exceed 7.35%. The $509 premium paid for this interest rate cap agreement is included in other assets and was amortized to interest expense over the three-year term of the cap, which commenced January 3, 1995.

11.  INCOME TAXES

     Coleman Worldwide is included in the consolidated federal and certain consolidated state income tax returns of Mafco and/or its affiliates.
Coleman Worldwide and Mafco are parties to a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. Pursuant to the LYONs indenture agreement, at any time the LYONs are outstanding, the amounts Coleman Worldwide would be required to pay to Mafco under the Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes (the "Mafco Demand Notes") from Mafco in the amount of $35,395 at December 31, 1997. Following the redemption or retirement in full of

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


the LYONs, expected to occur no later than May 27, 1998, the Mafco Demand Notes shall be canceled automatically without further action of any person, and shall be of no further force or effect whatsoever, and, until the time of such cancellation, no demand or request for payment of any kind shall be made with respect to the Mafco Demand Notes. As a result of the restriction on the payment of the tax sharing amounts, income taxes provided pursuant to the Tax Sharing Agreement are reflected as a non-cash charge. For all periods presented, federal and state income taxes are provided as if Coleman Worldwide filed its own income tax returns. The accompanying consolidated balance sheet includes approximately $13,317 and $18,528 of federal and state income taxes payable to Mafco pursuant to the Tax Sharing Agreement at December 31, 1997 and 1996, respectively.

     For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                             Year Ended December 31,
                                                        -------------------------------
                                                           1997       1996       1995
                                                        ---------  ---------   --------
     (Loss) earnings before income taxes, minority
       interest and extraordinary item:
       Domestic.......................................  $ (20,869) $ (39,593)  $ 66,900
       Foreign........................................      7,752    (20,769)   (14,434)
                                                        ---------  ---------   --------
                                                        $ (13,117) $ (60,362)  $ 52,466
                                                        ---------  ---------   --------
                                                        ---------  ---------   --------

     Significant components of the provision for income tax (benefit) expense were as follow:

                                                Year Ended December 31,
                                          -----------------------------------
                                             1997         1996        1995
                                          ---------    ---------    ---------
          Current:
            Federal....................   $  (4,740)   $  (3,932)   $  14,520
            State......................          --         (937)       3,102
            Foreign....................       1,485        3,454        3,853
                                          ---------    ---------    ---------
               Total current...........      (3,255)      (1,415)      21,475
                                          ---------    ---------    ---------
          Deferred:
            Federal....................        (538)     (10,686)      (3,104)
            State......................      (1,890)      (2,178)        (725)
            Foreign....................      (2,025)        (474)       2,215
                                          ---------    ---------    ---------
               Total deferred..........      (4,453)     (13,338)      (1,614)
                                          ---------    ---------    ---------
                                          $  (7,708)   $ (14,753)   $  19,861
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


     The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                      Year Ended December 31,
                                               -----------------------------------
                                                1997           1996          1995
                                               ------         ------        ------
(Benefit) provision at statutory rate......    (35.0)%        (35.0)%        35.0%
State taxes, net...........................     (8.9)          (4.5)          2.2
Nondeductible amortization.................     18.6            4.3           3.8
Foreign operations.........................    (32.3)           3.6          (0.2)
Valuation allowance........................     18.1            5.8            --
Change in tax rates........................    (10.2)            --            --
Puerto Rico operations.....................     (6.3)           0.3          (3.1)
Other, net.................................     (2.8)           1.1           0.2
                                               ------         ------        ------
Effective tax rate (benefit) provision.....    (58.8)%        (24.4)%        37.9%
                                               ------         ------        ------
                                               ------         ------        ------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Coleman Worldwide's deferred tax liabilities and assets are as follows:

                                                         Year Ended December 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
   Deferred tax assets:
     Postretirement benefits other than pensions....... $ 12,964       $ 12,370
     Reserves for self-insurance and warranty costs....    4,898          6,678
     Pension liabilities...............................    7,377          8,828
     Inventory.........................................    6,626          8,245
     Net operating loss carryforwards..................   73,628         47,013
     Other, net........................................   12,728         24,026
                                                        --------       --------
          Total deferred tax assets....................  118,221        107,160
     Valuation allowance...............................  (39,990)       (39,639)
                                                        --------       --------
               Net deferred tax assets.................   78,231         67,521
                                                        --------       --------
   Deferred tax liabilities:
     Depreciation......................................   19,872         18,248
     Other, net........................................    8,405          7,675
                                                        --------       --------
          Total deferred tax liabilities...............   28,277         25,923
                                                        --------       --------
               Net deferred tax assets................. $ 49,954       $ 41,598
                                                        --------       --------
                                                        --------       --------

     The deferred tax account balance at December 31, 1997 differs from the account balance at December 31, 1996 due primarily to the 1997 deferred tax provision, the tax effects of the foreign exchange gain recorded as a component of stockholder's equity, the tax effects of adjustments related to the finalization of the purchase accounting related to the acquisition of Camping Gaz and the deferred tax asset recorded related to the acquisitions in 1997 of inactive companies which were recorded as a capital contribution (see Note 12).

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


     During 1997, Coleman Worldwide increased the valuation allowance related to certain foreign deferred tax assets due to uncertainties over realization.
 At December 31, 1997, Coleman Worldwide had net operating loss carryforwards ("NOL's") of approximately $107,229 for certain foreign income tax purposes. These NOL's expire beginning in 1998.

     Coleman Worldwide has not provided for taxes on undistributed foreign earnings of approximately $20,860 at December 31, 1997, as Coleman Worldwide intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

12.  RELATED PARTY TRANSACTIONS

     CAPITAL CONTRIBUTIONS:

     As of March 31, 1997, the Company purchased an inactive subsidiary from an affiliate for net cash consideration of $1,031, including transaction costs. The Company expects to realize certain foreign tax benefits from this transaction in future years. Under certain circumstances, a portion of these tax benefits will be payable to the affiliate to the extent such tax benefits are realized by the Company. During the fourth quarter of 1997, the Company purchased an inactive subsidiary from an affiliate in a transaction in which the Company expects to realize certain foreign tax benefits in future years and for which the Company agreed to pay 50% of those realized benefits to the affiliate. The Company has recorded a liability to the affiliate in the amount of $219 which represents 50% of the estimated amount of future tax benefits. The Company has accounted for these transactions in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transactions. The $2,799 excess value of estimated realizable tax benefits acquired over the total acquisition costs have been accounted for as a capital contribution.

     INSURANCE PROGRAMS:

     The Company participates in certain of Holdings' insurance programs, including health and life insurance, workers compensation, and liability insurance. The Company's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. The expense was $13,339, $13,923 and $9,875 for the years ended December 31, 1997, 1996 and 1995, respectively.

     SERVICES AGREEMENT:

     From time to time, Coleman purchases, at negotiated rates, specialized accounting and other services provided by an affiliate. Coleman also provides, at negotiated rates, services to an affiliate. The net expense for such services was $394 during 1997 and was immaterial in prior years.

     MANAGEMENT AGREEMENT:

     The Company provided management services to certain affiliates pursuant to a management agreement through June 30, 1995. The consolidated financial statements reflect the management fees as a reduction in selling, general and administration expenses. For the year ended December 31, 1995, management fees earned by the Company were $2,400.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


     LICENSING AGREEMENT:

     During 1997, the Company engaged an affiliate of MacAndrews & Forbes to provide licensing services. The Company recorded expenses of $650 related to these services in 1997.

     OTHER:

     In 1996, the Company entered into an agreement with an affiliate in which the Company realized approximately $1,800 of net tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized.

     The Company purchases and sells products from and to certain affiliates. These amounts are not, in the aggregate, material.

     The Company subleases six thousand square feet of office space in New York City from an affiliate pursuant to a month-to-month occupancy memorandum (the "Lease") entered into during 1997. The rent paid by the Company during the year ended December 31, 1997 pursuant to the Lease was $158.

     During 1997, Coleman used an airplane owned by a corporation of which a director of Coleman is a stockholder, for which Coleman paid approximately $158.

13.  EMPLOYEE BENEFIT PLANS

     PENSION PLANS:

     Holdings maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The U.S. salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The U.S. hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended. Under certain circumstances, the Company may make additional contributions to the pension plans up to the maximum deductible amounts for income tax purposes.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)


     Holdings also has an unfunded excess benefit plan covering certain of the Company's U.S. employees whose benefits under the plans described above are limited by provisions of the Internal Revenue Code. The following table reconciles the funded status of the pension plans with the amount recognized in Coleman Worldwide's consolidated balance sheets as of the dates indicated:

                                                                        December 31,
                                                                  -----------------------
                                                                      1997       1996
                                                                  -----------  ----------
     Actuarial present value of benefit obligation:
       Accumulated benefit obligation, including vested
         benefits of $24,296 and $18,686.....................      $ (27,843)  $ (21,933)
                                                                  -----------  ----------
                                                                  -----------  ----------
     Projected benefit obligation for service
         rendered to date....................................      $ (43,246)  $ (37,092)
     Plan assets at fair value...............................         23,102      16,197
                                                                  -----------  ----------
     Projected benefit obligation in excess of plan assets...        (20,144)    (20,895)
     Unrecognized prior service cost.........................            130          50
     Unrecognized net loss...................................          6,259       7,999
                                                                  -----------  ----------
     Accrued pension cost....................................        (13,755)    (12,846)
     Amount reflected as an intangible asset.................           (143)       (288)
     Amount reflected as minimum pension
       liability adjustment..................................         (1,526)       (470)
                                                                  -----------  ----------
     Amount reflected as pension liability...................      $ (15,424)  $ (13,604)
                                                                  -----------  ----------
                                                                  -----------  ----------

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% as of December 31, 1997 and 1996. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1997 and 1996. The expected long-term rate of return on assets was 9% as of December 31, 1997, 1996 and 1995. Plan assets consist primarily of common stock, mutual funds and fixed income securities stated at fair market value, and cash equivalents stated at cost, which approximates fair market value. Unrecognized items are being recognized over the estimated remaining service lives of active employees.

     Net pension expense includes the following components:

                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                  1997       1996        1995
                                                               ---------   ---------   ---------
     Service cost-benefits attributed to
        service during the year............................    $  3,081    $  3,098     $  2,125
     Interest cost on projected
        benefit obligation.................................       2,813       2,442        2,004
     Curtailment loss......................................         972         --           --
     Actual return on plan assets..........................      (2,908)     (1,490)      (1,347)
     Net amortization and deferrals........................       1,537         844          834
                                                               ---------   ---------   ---------
        Net pension expense................................    $  5,495    $  4,894     $  3,616
                                                               ---------   ---------   ---------
                                                               ---------   ---------   ---------

     Net pension expense for the year ended December 31, 1997 includes $972 curtailment loss associated with certain executive officer changes during the year.
                                    F-23

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

     SAVINGS PLAN:

     Holdings maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company's full-time U.S. employees and allows employees to contribute up to 10% of their salary to the plan. The Company matches, at a 34% rate, employee contributions of up to 6% of their salary. Amounts charged to expense for matching contributions were $1,401, $1,314, and $1,165 for the years ended December 31, 1997, 1996 and 1995, respectively.

     RETIREE HEALTH CARE AND LIFE INSURANCE:

     The Company, through Holdings, provides certain unfunded health and life insurance benefits for certain retired employees. Approximately 55% of the Company's U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company.

     The following table reconciles the funded status of the Company's allocable portion of Holdings' postretirement benefit plans with the amount recognized in Coleman Worldwide's consolidated balance sheets as of the dates indicated:

                                                                                  December 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ----------  ----------
     Accumulated postretirement benefit obligation:
        Retirees.....................................................       $  (6,852)  $  (6,682)
        Fully eligible active plan participants......................          (3,308)     (3,015)
        Other active plan participants...............................         (10,322)    (10,664)
                                                                            ----------  ----------
     Total accumulated postretirement benefit obligation.............         (20,482)    (20,361)
     Unrecognized transition benefit.................................          (3,707)     (3,973)
     Unrecognized prior service cost.................................            (404)       (492)
     Unrecognized net gain...........................................          (2,415)       (976)
                                                                            ----------  ----------
     Net postretirement benefit liability............................       $ (27,008)  $ (25,802)
                                                                            ----------  ----------
                                                                            ----------  ----------

     Net periodic postretirement benefit expense includes the following components:

                                                                              Year Ended December 31,
                                                                          ------------------------------
                                                                            1997       1996       1995
                                                                          --------   --------   --------
     Service cost-benefits attributed to service
        during the year..............................................     $   927    $  1,044    $   756
     Interest cost on accumulated postretirement
        benefit obligation...........................................       1,453       1,454      1,352
     Amortization of transition benefit
        and other net gains..........................................        (358)       (354)      (455)
                                                                          --------   --------   --------
     Net periodic postretirement benefit expense.....................     $ 2,022    $  2,144    $ 1,653
                                                                          --------   --------   --------
                                                                          --------   --------   --------

     The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5% as of December 31, 1997 and 1996. At December 31, 1997, the assumed health care cost trend rate used in measuring the APBO was 7.5% starting in 1998 then gradually decreasing to 5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE DATA)

amount of the obligation and periodic benefit expense reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1997 by approximately 19% and the service and interest cost components of net periodic postretirement benefit expense by approximately 22%.

     STOCK OPTION PLANS:

          The Company adopted The Coleman Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") in 1992. During 1993, the shareholders approved the 1993 Stock Option Plan (the "1993 Stock Option Plan") and during 1996, the shareholders approved The Coleman Company, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). Under the terms of the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Stock Option Plan (collectively the "Stock Option Plans"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights may be granted to key employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

     The following table summarizes the stock option transactions under the Stock Option Plans:



                                              1997                              1996                          1995
                                 ------------------------------     ---------------------------    ---------------------------
                                                   Weighted-                        Weighted-                     Weighted-
                                                    Average                          Average                       Average
                                    Options      Exercise Price      Options     Exercise Price     Options     Exercise Price
                                 -----------     --------------     ---------    --------------    ---------    --------------
Outstanding - January 1,           3,017,630        $ 15.84         2,572,930       $ 15.25        2,310,888       $  14.03
    Granted:
        at market price            2,081,000          14.77           294,000         19.73          637,000          17.89
        above market price            75,000          15.00           381,000         15.00               -              -
    Exercised                       (220,750)         11.42          (154,890)        12.17         (325,748)         12.09
    Forfeited                     (1,605,330)         16.49           (75,410)        14.19          (49,210)         13.14
                                 -----------                        ---------                      ---------
Outstanding - December 31,         3,347,550          15.14         3,017,630         15.84        2,572,930          15.25
                                 -----------                        ---------                      ---------
                                 -----------                        ---------                      ---------

Exercisable - December 31,           927,000          14.02           513,440         13.25          413,526          12.84
                                 -----------                        ---------                      ---------
                                 -----------                        ---------                      ---------

Weighted-average fair value
    of options granted during
    the year:
        at market price          $      7.43                        $    6.62                      $    7.13
                                 -----------                        ---------                      ---------
                                 -----------                        ---------                      ---------
        above market price       $      5.28                        $    3.21                      $      -
                                 -----------                        ---------                      ---------
                                 -----------                        ---------                      ---------


                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)



    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1997:



                              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -----------------------------
              Range                      Weighted-Average
           of Exercise       Number         Remaining         Weighted-Average       Number    Weighted-Average
              Prices       Outstanding   Contractual Life      Exercise Price     Exercisable   Exercise Price
          -------------    ---------     ----------------     ----------------    -----------  ----------------
          $12.25-$13.82      543,030        5.26 years            $ 12.96           425,230        $ 12.79
          $13.83-$14.00      878,500        9.29                    14.00           181,250          14.00
          $14.01-$16.12      806,520        6.66                    15.38           226,020          15.24
          $16.13-$20.38    1,119,500        9.20                    16.92            94,500          16.67
                           ---------                                                -------

          $12.25-$20.38    3,347,550        7.97                    15.14           927,000          14.02
                           ---------                                                -------
                           ---------                                                -------


          As described in Note 1, the Company follows APB Opinion No. 25 in accounting for stock compensation arrangements. Pro forma financial information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of ISOs and NQSOs granted during 1997, 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.53%, 6.11% and 5.91 % for 1997, 1996 and 1995, respectively, dividend yield of 0.0%, volatility of the expected market price of the Company's common stock of 31.3%, 20.2% and 30.8% for 1997, 1996 and 1995, respectively, and a weighted-average expected life of the option of 7.7, 5.5 and 5.5 years for 1997, 1996 and 1995, respectively.

          SFAS No. 123 requires the use of option valuation models, one of which is the Black-Scholes model, that were not developed for use valuing ISOs or NQSOs. Further, these option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.
 In management's opinion, based on the above, the existing models do not necessarily provide a reliable single measure of the fair value of its ISOs or NQSOs.

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

          The following summarized, unaudited pro forma results of operations assume the estimated fair value of the ISOs and NQSOs granted during the years ended December 31, 1997, 1996 and 1995 is amortized to expense over the ISOs' and NQSOs' vesting period. SFAS No. 123 does not require disclosure of the effect of any grants of stock based compensation prior to 1995 and, therefore, the pro forma effect of SFAS No. 123 on net earnings is not representative of the pro forma effect on net earnings in future years.

                                           Year Ended December 31,
                                   --------------------------------------
                                      1997          1996          1995
                                   ----------    ----------    ----------
Pro forma net (loss) earnings      $ (20,187)    $ (42,180)    $  24,897


14.  COMMITMENTS AND CONTINGENCIES

     LEASES:

          The Company leases manufacturing, administrative and sales facilities and various types of equipment under operating lease agreements expiring through 2007. Rental expense was $15,620, $14,164, and $11,526 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1997, aggregated $31,506; such commitments for each of the five years subsequent to December 31, 1997 are $7,571, $6,683, $4,622, $2,848, and $3,560, respectively, and $6,222 thereafter.

          The Company leases its former corporate office building in Denver, Colorado under agreements which give the Company the right, subject to certain qualifications, to renew or terminate the lease, or purchase the property. Upon termination, the Company has guaranteed the lessor certain residual values.

     ENVIRONMENTAL MATTERS:

          GILBERT AND MOSLEY SITE. As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the downtown Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic chemicals ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1988 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

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

                COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

          NORTHEAST SITE. In 1990, Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils.
Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated that contamination was migrating onto the Coleman property from up gradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed.

     The Company has not been named as a potentially responsible party ("PRP") by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

     The Company has adopted an environmental policy designed to ensure the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1997 and are not expected to be significant in the foreseeable future. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

     While it is possible the Company reserves may change in the near term, the Company believes the reserves established for environmental matters are adequate. This belief is based on results of environmental investigations of the groundwater and soils at the manufacturing facilities operated by Coleman conducted by independent consultants specializing in environmental investigations and remediation and estimates provided by such independent consultants, together with estimates provided by Coleman's environmental engineering staff.

     OTHER:

          The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on Coleman Worldwide's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company by Holdings, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

          The Company is party to a license agreement which requires payments of minimum guaranteed royalties aggregating to $11,778 at December 31, 1997; such commitments for each of the five years remaining under the agreement subsequent to December 31, 1997 are $1,040, $1,745, $2,434, $3,010 and
$3,549, respectively.

              COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                  (IN THOUSANDS, EXCEPT SHARE DATA)


15.  SIGNIFICANT CUSTOMERS

     The Company's U.S. and Canadian operations have one significant customer which accounted for approximately 13%, 15%, and 19% of net revenues in the years ended December 31, 1997, 1996 and 1995, respectively.

16.  CASH FLOW REPORTING

     Coleman Worldwide uses the indirect method to report cash flows from operating activities. Interest paid was $42,217, $37,608, and $23,976 and net income taxes paid were $3,206, $2,857, and $4,606 for the years ended December 31, 1997, 1996 and 1995, respectively. Certain non-cash transactions relating to acquisitions, the issuance of long-term debt and income taxes have been reported in Notes 2, 9 and 11.

17.  GEOGRAPHIC SEGMENTS

     Coleman Worldwide, through the Company, designs, manufactures and markets a wide variety of multiuse products and accessories, which are primarily marketed through independent retail markets for outdoor recreation and hardware consumers. Coleman Worldwide, through the Company, is a leading manufacturer and marketer of brand name consumer products for the camping and related outdoor recreation markets in the United States, Canada, Europe, and Japan.

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

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARE DATA)


Information related to Coleman Worldwide's geographic segments is as follows:

                                                           Year Ended December 31,
                                                     ----------------------------------
                                                        1997        1996         1995
                                                     ---------    ---------   ---------
Net revenues:
     Domestic - U.S...............................   $ 855,365    $ 916,260   $ 716,018
              - Export............................      78,120       91,125      90,434
     Europe.......................................     217,863      168,780      52,233
     Other foreign................................     167,119      219,350     169,836
     Eliminations.................................    (164,173)    (175,299)    (94,947)
                                                    ----------   ----------   ---------
                                                    $1,154,294   $1,220,216   $ 933,574
                                                    ----------   ----------   ---------
                                                    ----------   ----------   ---------

Operating profit:
     Domestic (a).................................   $  34,754    $  19,915   $ 120,915
     Europe (b)...................................       1,299      (17,505)     (3,241)
     Other foreign (c)............................      26,384        4,027     (10,540)
                                                    ----------   ----------   ---------
                                                        62,437        6,437     107,134
     Corporate expenses (d).......................     (28,565)     (16,032)    (18,738)
     Interest expense.............................     (46,989)     (50,767)    (35,930)
                                                    ----------   ----------   ---------
(Loss) earnings before income taxes, minority
     interest and extraordinary item..............   $ (13,117)   $ (60,362)  $  52,466
                                                    ----------   ----------   ---------
                                                    ----------   ----------   ---------

Identifiable assets:
     Domestic.....................................   $ 681,325    $ 782,373   $ 696,681
     Europe.......................................     216,816      247,412      70,478
     Other foreign................................      91,192       83,033      59,107
     Corporate....................................      89,729       93,631      80,123
                                                    ----------   ----------   ---------
                                                    $1,079,062   $1,206,499   $ 906,389
                                                    ----------   ----------   ---------
                                                    ----------   ----------   ---------

--------------------------
     (a) Includes restructuring and other charges of $21,025 in 1997 and $49,257 in 1996.
     (b) Includes restructuring and other charges of $114 in 1997 and $20,002 in 1996.
     (c) Includes restructuring and other charges of $4,151 in 1997 and $4,941 in 1996; and $12,289 of asset impairment charges in 1995.
     (d)  Includes restructuring and other charges of $11,129 in 1997.

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARE DATA)


18.  QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

     Summarized quarterly financial data for 1997 and 1996 are as follow:


                                              Quarter Ended
                             ----------------------------------------------------
                             March 31,   June 30,    September 30,   December 31,
                             ---------   --------    -------------   ------------
1997
----
Net revenues............... $ 295,464    $ 383,514       $ 252,434      $ 222,882
Gross profit (a)...........    81,042      101,913          69,867         61,141
(Loss) earnings before
    extraordinary item (a).    (1,473)       6,599          (6,927)        (4,548)
Net loss (a)...............    (1,473)      (4,330)         (6,927)        (4,558)

1996
----
Net revenues............... $ 273,560    $ 452,654       $ 269,607      $ 224,395
Gross profit (a)...........    80,966      137,538          39,894         33,321
Earnings (loss) before
    extraordinary item (a).    12,236       21,437         (42,047)       (31,845)
Net earnings (loss) (a)....    11,654       20,780         (42,052)       (31,845)

-----------------------
(a)  Includes restructuring and other charges (credits) as follows:

     1997
     ----
     Gross profit.......... $    (425)   $  11,402       $    9,010     $    (314)
     Earnings before
       extraordinary item..     2,435       11,547            9,433          (914)
     Net earnings..........     2,435       11,547            9,433          (914)

     1996
     ----
     Gross profit..........        --           --           33,567        10,438
     Earnings before
       extraordinary item..        --           --           44,495         8,021
     Net earnings..........        --           --           44,495         8,021

19.  SUBSEQUENT EVENT (UNAUDITED)

     On February 27, 1998, CLN Holdings and Coleman (Parent) Holdings Inc., the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (the "CLN Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and a wholly-owned subsidiary of Sunbeam ("Laser Merger Sub"). The CLN Holdings Merger Agreement provides that, among other things, Laser Merger Sub will be merged (the "CLN Holdings Merger") with CLN Holdings. Pursuant to the CLN Holdings Merger Agreement, the shares of CLN Holdings' common stock issued and outstanding immediately prior to the effective time of the CLN Holdings Merger will be converted into the right to receive in the aggregate 14,099,749 shares of Sunbeam's common stock and $159,957 in cash, without interest. In addition, the outstanding debt of CLN Holdings will remain an obligation of CLN Holdings following the CLN Holdings Merger.

                    COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                          (IN THOUSANDS, EXCEPT SHARE DATA)


     Coincident with the execution of the CLN Holdings Merger Agreement, the Company, Sunbeam and a wholly-owned subsidiary of Sunbeam ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the CLN Holdings Merger Agreement, collectively the "Merger Agreements"), providing that, among other things, Merger Sub will be merged (the "Coleman Merger") with the Company. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held by Coleman Worldwide and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest.

     Following consummation of the CLN Holdings Merger, CLN Holdings will be a direct wholly-owned subsidiary of Sunbeam. Following consummation of the Coleman Merger, the Company will be an indirect wholly-owned subsidiary of Sunbeam.

     The CLN Holdings Merger is subject to the expiration of antitrust waiting periods and certain other customary conditions. The Coleman Merger Agreement is subject to consummation of the CLN Holdings Merger. These transactions will constitute a change in control as defined in the Company Credit Agreement and the LYONs. Per the terms of the Merger Agreements, certain arrangements with related parties may be altered or terminated. In addition, outstanding, unvested Company stock options immediately vest upon consummation of the CLN Holdings Merger.

                                                                   SCHEDULE 1

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           COLEMAN WORLDWIDE CORPORATION

                              CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS)



                                                           December 31,
                                                    ------------------------
                                                       1997          1996
                                                    ------------------------
               ASSETS

Investment in The Coleman Company, Inc..........    $ 198,319      $ 209,465
Note receivable - affiliate.....................       35,395         54,739
Other assets....................................       14,680         13,285
                                                    ---------      ---------
                                                    $ 248,394      $ 277,489
                                                    ---------      ---------
                                                    ---------      ---------

       LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued expenses................................    $      42      $      38
Income taxes payable - subsidiary...............        3,797         21,661
Income taxes payable - affiliate - long term....       13,317         18,528
Long-term debt..................................        2,503        174,594

Stockholder's equity
     Common stock...............................            1              1
     Additional paid-in-capital.................      219,712         23,687
     Retained earnings..........................       19,072         36,360
     Minimum pension liability adjustment.......         (763)          (236)
     Currency translation adjustment............       (9,287)         2,856
                                                    ----------     ---------
          Total stockholder's equity............      228,735         62,668
                                                    ----------     ---------
                                                    $ 248,394      $ 277,489
                                                    ----------     ---------
                                                    ----------     ---------



                                                                  SCHEDULE I

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           COLEMAN WORLDWIDE CORPORATION

                         CONDENSED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)


                                                         Year Ended December 31,
                                           -------------------------------------------------
                                             1997                   1996                1995
                                           -------              ---------            -------

Administrative expenses..............     $    218              $    193           $    182
Interest expense, net................        6,137                12,040             11,385
Amortization of deferred charges.....          385                   583                564
Other income, net....................           --                (2,755)               (51)
                                          --------              ---------          ---------
Loss before income taxes, equity
 in net (loss) earnings of
 subsidiaries and extraordinary
 item................................       (6,740)              (10,061)           (12,080)
Income tax benefit...................       (2,481)               (3,826)            (4,618)
                                          ---------             ---------          ---------
Loss before equity in net (loss)
earnings of subsidiaries and
extraordinary item...................       (4,259)               (6,235)            (7,462)
Equity in net (loss) earnings of
 subsidiaries........................       (2,090)              (34,631)            32,584
                                          ---------             ----------         ---------
(Loss) earnings before extra-
 ordinary item.......................       (6,349)              (40,866)            25,122
Extraordinary loss on early
 extinguishment of debt,net of
 income tax benefit of $7,076
 in 1997 and $415 in 1996............      (10,939)                 (597)                --
                                          ---------             ----------         --------

Net (loss) earnings.................   $   (17,288)         $    (41,463)        $    25,122
                                       ------------         --------------       ------------
                                       ------------         --------------       ------------

                                                                     SCHEDULE I

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           COLEMAN WORLDWIDE CORPORATION

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                                       Year Ended December 31,
                                                             ------------------------------------------
                                                                  1997           1996          1995
                                                             -----------    -----------      ---------

Net cash (used) provided by operating activities..........   $    (19,503)  $    3,993     $    7,254
                                                             -------------  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in note receivable - affiliate........         19,344       (4,054)        (6,742)
                                                             -------------  -----------     ----------
Net cash provided (used) by investing activities..........         19,344       (4,054)        (6,742)
                                                             -------------  -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt...............................       (190,278)        (130)          (898)
Debt redemption costs.....................................         (1,000)          --             --
Contributions from parent.................................        191,437          191            386
                                                             -------------  -----------      ---------

Net cash provided (used) by financing activities..........            159           61           (512)
                                                             ------------   -----------    -----------
Change in cash............................................   $         --   $       --     $       --
                                                             ------------   -----------    -----------
                                                             ------------   -----------    -----------

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

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                           COLEMAN WORLDWIDE CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


1.   BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     Coleman Worldwide Corporation ("Coleman Worldwide") was formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs" -TM-). Coleman Worldwide holds 44,067,520 shares of the common stock of The Coleman Company, Inc. (the "Company" or "Coleman") which represented approximately 82% of the outstanding Coleman common stock as of December 31, 1997.

     In the Coleman Worldwide parent company-only financial statements, Coleman Worldwide's investment in Coleman is stated at cost plus equity in undistributed earnings of Coleman since date of acquisition. Coleman Worldwide's share of net (loss) earnings of its unconsolidated subsidiary is included in consolidated net (loss) earnings using the equity method. The Coleman Worldwide parent company-only financial statements should be read in conjunction with Coleman Worldwide's consolidated financial statements.

2.   LONG-TERM DEBT

     On May 27, 1993, Coleman Worldwide issued and sold $500,000 principal amount at maturity of LYONs in an underwritten public offering. On June 7, 1993, an additional $75,000 principal amount at maturity of LYONs was sold upon exercise of the underwriter's overallotment option. The LYONs mature on May 27, 2013 and there is no periodic payments of interest on the LYONs. The aggregate principal amount of the LYONs represents a yield to maturity of 7.25% per annum (computed on a semi-annual bond equivalent basis) calculated from May 27, 1993.

     On May 20, 1997, CLN Holdings issued approximately $732,035 in principal amount at maturity of Senior Secured Discount Notes due 2001 (the "Escrow Notes"). A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Holdings Inc. ("Coleman Holdings") and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Holdings Notes"). Following the redemption of the Holdings Notes, Coleman Holdings was merged into CLN Holdings. A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Worldwide and used by it to accept for exchange $554,053 aggregate principal amount at maturity of LYONs. Coleman Worldwide plans to redeem the remaining $7,500 aggregate principal amount at maturity of LYONs no later than May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes. The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an additional purchase right event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations or if there is a change of control of Coleman Worldwide or CLN Holdings, as the case may be, or the Company, which would permit the holder of LYONs or Escrow Notes to sell such notes to the issuer of such notes. Consummation of the CLN Holdings Merger would be an additional purchase right under their debt instruments. There are expected to be sufficient funds in escrow from the net proceeds of the Escrow Notes to repurchase the LYONs upon such additional purchase right event, and CLN Holdings will be required to obtain funds to repurchase or repay the Escrow Notes, including but not limited to borrowing funds from its affiliates at such time.

                                                                    SCHEDULE I

                   COLEMAN WORLDWIDE CORPORATION AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONCLUDED)

                           COLEMAN WORLDWIDE CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (in thousands)


3.   COMMITMENTS AND CONTINGENCIES

     In connection with the issuance of the Escrow Notes by CLN Holdings, Coleman Worldwide has provided a non-recourse guaranty which is secured by its pledge of 36,374,666 shares of Coleman common stock.

4. INCOME TAXES RECEIVABLE -, INCOME TAXES PAYABLE -, AND NOTE RECEIVABLE -AFFILIATE

     Coleman and Coleman Worldwide are included in the consolidated federal and certain consolidated state income tax returns of Mafco Holdings Inc. ("Mafco") and/or its affiliates. Coleman and Coleman Worldwide have entered into a tax sharing agreement (the "Company Tax Sharing Agreement") pursuant to which Coleman is required to pay to Coleman Worldwide amounts equal to the taxes that Coleman would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. The accompanying condensed balance sheet includes approximately $3,797 and $21,661 of federal and state income taxes payable to Coleman pursuant to the Company Tax Sharing Agreement at December 31, 1997 and 1996, respectively. Coleman Worldwide and Mafco are parties to a tax sharing agreement (the "Worldwide Tax Sharing Agreement"), pursuant to which Coleman Worldwide is required to pay to Mafco amounts equal to the taxes that Coleman Worldwide would otherwise have to pay if it were to file separate consolidated federal, state or local income tax returns including only itself and its domestic subsidiaries. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the Company Tax Sharing Agreement may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $35,395 and $54,739 at December 31, 1997 and 1996, respectively. As a result of the restriction on the payment of the tax sharing amounts, the accompanying condensed balance sheet includes approximately $13,317 and $18,528 of federal and state income taxes payable to Mafco pursuant to the Worldwide Tax Sharing Agreement at December 31, 1997 and 1996, respectively.